Form 10-K
period 2022-12-31
BOYD GAMING CORP
filed 2023-02-24
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $3.8 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 20, 2023
Common stock, $0.01 par value	102,012,138

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2022 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART I

ITEM 1.    Business

Overview

Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we operate 28 wholly owned gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. Through a management agreement with Wilton Rancheria, we also manage the Sky River Casino, which is located in California and opened to the public on August 15, 2022.

We have a strategic partnership with and are a 5% equity owner of FanDuel Group, one of the nation’s leading sports-betting operators. Through our strategic partnership, we pursue sports-betting opportunities, both at our properties and online, across the country. We operate FanDuel-branded sportsbooks at 16 of our properties, including the most recent opening in Ohio in January 2023. With our expansion to Ohio in January 2023, we also offer online sports-betting in all states that our 28 gaming entertainment properties are located, except in Mississippi and Missouri where online sports-betting has not been legalized. In addition, we operate Stardust-branded online casinos in Pennsylvania and New Jersey.

On November 1, 2022, Boyd Interactive Gaming, Inc. ("Boyd Interactive"), a wholly owned subsidiary of Boyd Gaming, completed the acquisition of Pala Interactive, LLC ("Pala Interactive") and its subsidiaries. Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a business-to-business (“B2B”) and business-to-consumer (“B2C”) basis in regulated markets across the United States and Canada.

We continually work to position our Company for greater success by strengthening our existing operations and growing through acquisitions, capital investments and other strategic initiatives. As our properties reopened in mid-2020 following the COVID-19 closures, we implemented a strategic shift in our operating philosophy to increase our focus on building loyalty with core customers and adopted a more efficient approach to doing business. This operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line.

In addition, we believe the following factors have contributed to our success in the past and are central to our success in the future:

•	we have an experienced management team;

•	our operations are geographically diversified;

•	our Las Vegas Locals properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	three of our properties are located in the growing downtown Las Vegas market and also market to a unique niche - Hawaiian customers;

•	we have used our increased free cash flow to strengthen our balance sheet; and

•	we have the ability to expand certain existing properties and to act opportunistically to make strategic acquisitions.

Properties

As of December 31, 2022, we own and operate 27 of our 28 properties (as our Eastside Cannery property remains closed since March 18, 2020 due to the current levels of demand in the market) offering a total of 1,723,126 square feet of casino space, 29,836 slot machines, 626 table games and 10,751 hotel rooms. We derive the majority of our revenues from our gaming entertainment properties, which generated approximately 75% and 80% of our revenues in 2022 and 2021, respectively. Other revenues, which include online offerings, other amenities at our properties, and beginning in third quarter 2022, our Sky River Casino management fee, represent our next most significant revenue source, generating 12% and 8% of revenues in 2022 and 2021, respectively. Food & beverage revenues and room revenues separately contributed less than 8% of revenues in each of 2022 and 2021.

We view each of our 28 gaming entertainment properties as an operating segment. For financial reporting purposes, we aggregate these properties into three reportable business segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South.

For financial information related to our segments as of and for the three years in the period ended December 31, 2022, see Note 14, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

The following table sets forth certain information regarding our gaming entertainment properties (listed by the Reportable Segment in which each such property is reported) as of and for the year ended December 31, 2022:

			Year
			Opened	Casino					Average
			or	Space	Slot	Table	Hotel	Hotel	Daily
		Location	Acquired	(Sq. ft.)	Machines	Games	Rooms	Occupancy	Rate
Las Vegas Locals
Gold Coast Hotel and Casino		Las Vegas, NV	2004	88,915	1,506	44	712	54%	$65
The Orleans Hotel and Casino		Las Vegas, NV	2004	136,960	1,894	57	1,885	62%	$74
Sam's Town Hotel and Gambling Hall		Las Vegas, NV	1979	120,681	1,449	14	645	51%	$77
Suncoast Hotel and Casino		Las Vegas, NV	2004	95,898	1,450	21	427	72%	$94
Eastside Cannery Casino and Hotel		Las Vegas, NV	2016	••	••	••	••	••	••
Aliante Casino + Hotel + Spa		North Las Vegas, NV	2016	125,000	1,516	26	202	89%	$112
Cannery Casino Hotel		North Las Vegas, NV	2016	86,000	1,274	17	200	72%	$92
Jokers Wild		Henderson, NV	1993	23,698	153	N/A	N/A	N/A	N/A
Downtown Las Vegas
California Hotel and Casino		Las Vegas, NV	1975	35,848	850	18	779	77%	$54
Fremont Hotel & Casino	•	Las Vegas, NV	1985	43,414	855	21	447	56%	$64
Main Street Station Hotel and Casino		Las Vegas, NV	1993	26,918	631	7	406	52%	$63
Midwest & South
Par-A-Dice Casino	•	East Peoria, IL	1996	26,116	557	18	202	61%	$82
Belterra Casino Resort •••	•	Florence, IN	2018	70,232	868	25	662	42%	$89
Blue Chip Casino Hotel Spa	•	Michigan City, IN	1999	65,000	1,411	30	486	43%	$98
Diamond Jo Casino	•	Dubuque, IA	2012	41,408	763	18	N/A	N/A	N/A
Diamond Jo Worth	•	Northwood, IA	2012	34,820	844	22	N/A	N/A	N/A
Kansas Star Casino	•	Mulvane, KS	2012	70,010	1,409	42	N/A	N/A	N/A
Amelia Belle Casino	•	Amelia, LA	2012	27,484	690	11	N/A	N/A	N/A
Delta Downs Racetrack Hotel & Casino	•	Vinton, LA	2001	15,000	1,517	N/A	370	51%	$77
Evangeline Downs Racetrack & Casino	•	Opelousas, LA	2012	39,208	1,185	N/A	N/A	N/A	N/A
Sam's Town Shreveport	•	Shreveport, LA	2004	29,285	760	18	514	43%	$82
Treasure Chest Casino	•	Kenner, LA	1997	23,668	907	25	N/A	N/A	N/A
IP Casino Resort Spa	•	Biloxi, MS	2011	81,700	1,187	45	1,088	63%	$84
Sam's Town Hotel and Gambling Hall Tunica	•	Tunica, MS	1994	53,000	690	9	700	44%	$63
Ameristar Casino * Hotel Kansas City •••		Kansas City, MO	2018	140,000	1,793	42	184	73%	$99
Ameristar Casino * Resort * Spa St. Charles •••		St. Charles, MO	2018	130,000	1,748	46	397	68%	$103
Belterra Park •••		Cincinnati, OH	2018	56,863	1,079	N/A	N/A	N/A	N/A
Valley Forge Casino Resort	•	King of Prussia, PA	2018	36,000	850	50	445	30%	$108
Total				1,723,126	29,836	626	10,751

N/A = Not Applicable

● These properties feature FanDuel-branded sportsbooks. In addition, Belterra Park opened a FanDuel-branded sportsbook in January 2023.

●● The Eastside Cannery Casino and Hotel remains closed due to local market conditions.

●●● Property is subject to a master lease agreement with a real estate investment trust.

We also own a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus marketing efforts on gaming customers from Hawaii. Results for our Midwest & South segment include the following non-reportable segments and business activity: (i) Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator with approximately  950 gaming units in approximatel y 175 locations across the state of Illinois as of  December 31, 2022; (ii) online gaming operations, which includes: (a) the operations of Pala Interactive, the online gaming technology company we acquired on November 1, 2022; and (b) online operations through partnerships with FanDuel Group and market access agreements with other operators in New Jersey and, as of December 31, 2022, six of the nine states in the Midwest & South segment where we operate our gaming entertainment properties; and (iii) management fees from our management agreement with Wilton Rancheria.

In December 2020, we sold Eldorado Casino, which was part of our Las Vegas Locals segment. The Eldorado Casino remained closed in 2020 since its state mandated closure on March 18, 2020. See Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8 for further discussion of this transaction.

Las Vegas Locals Properties

Our Las Vegas Locals segment consists of eight casinos that primarily serve the resident population in the Las Vegas metropolitan area. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. In recent years, the Las Vegas economy has strengthened, as reflected in the positive trends in employment, construction activity and visitation. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours.

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

Suncoast Hotel and Casino

Suncoast Hotel and Casino ("Suncoast") is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. The primary target market for Suncoast consists of local customers who gamble frequently. Suncoast features 427 hotel rooms, multiple restaurant options, banquet and meeting facilities, 16 stadium-seating movie theaters, a showroom, and a 64-lane bowling center.

Eastside Cannery Casino and Hotel

Eastside Cannery Casino and Hotel ("Eastside Cannery") has been closed to the public since March 18, 2020 and has not yet re-opened due to the current levels of market demand. Eastside Cannery is located directly south of Sam's Town Las Vegas at the intersection of Boulder Highway and Harmon Avenue in Las Vegas. Its location offers easy access for both the Las Vegas and Henderson valleys. At the time of its closure in March 2020, Eastside Cannery offered 63,879 square feet of casino space with 881 slots and eight table games, 306 hotel rooms, a restaurant and bars, meeting and ballroom space, and an entertainment lounge.

Aliante Casino + Hotel + Spa

Aliante Casino + Hotel + Spa ("Aliante") is located in North Las Vegas adjacent to an 18-hole championship golf course and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Aliante consists of local customers who gamble frequently. Aliante features a full-service Scottsdale-modern, desert-inspired casino and resort, which includes 202 hotel rooms, multiple restaurant options, a 16-screen movie theater complex, showroom, spa, and a resort style pool with cabanas.

Cannery Casino Hotel

Cannery Casino Hotel ("Cannery") is located in the northeastern part of the Las Vegas Valley and has convenient access to major freeways connecting it to points throughout Las Vegas. The primary target market for Cannery consists of local customers who gamble frequently. The Cannery has a 200-room hotel, a variety of restaurants and bars, an entertainment venue and a 16-screen movie theater.

Jokers Wild

Located in Henderson, the Jokers Wild is approximately 14 miles from the Las Vegas Strip and includes slots, a sports book and dining options. The principal customers of this property are Henderson residents.

Downtown Las Vegas Properties

Our three Downtown Las Vegas properties directly compete with nine other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii as well as tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal") in 1975. We have strong, informal relationships with Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel & Casino ("Fremont") and Main Street Hotel and Casino ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2022, patrons from Hawaii comprised approximately 73% of the occupied room nights at the Cal, 42% of the occupied room nights at Fremont, and 51% of the occupied room nights at Main Street Station.

California Hotel and Casino

The Cal's amenities include 779 hotel rooms, multiple dining options, a sports book and meeting space. The Cal and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel & Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas, known as the Fremont Street Experience. The property's amenities include 447 hotel rooms that were recently remodeled, a restaurant and meeting space. In addition, in December 2022, Fremont completed and opened its casino expansion, which added 10,000 square feet of incremental casino space, a contemporary new food hall and a FanDuel-branded sportsbook.

Main Street Station Hotel and Casino

Main Street Station's amenities include 406 hotel rooms and two restaurants. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area. Main Street Station was closed to the public on March 18, 2020 due to the COVID-19 pandemic and remained closed until re-opening on September 8, 2021.

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

Par-A-Dice Casino

Par-A-Dice Casino ("Par-A-Dice") is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a FanDuel branded sportsbook and a 202-room hotel, which was fully renovated in 2022. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes multiple restaurants and a gift shop. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway, and it is the only casino gaming facility located within an approximately 90-mile radius of Peoria, Illinois.

Belterra Casino Resort

Belterra Casino Resort ("Belterra Resort") is a dockside riverboat casino located in Florence, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky and features 662 hotel rooms and a FanDuel branded sportsbook. Belterra Resort is also approximately two and one-half hours from Indianapolis, Indiana. The real estate utilized by Belterra Resort is subject to a Master Lease with Gaming and Leisure Properties, Inc. ("GLPI"). Ogle Haus Inn, a 54-room boutique hotel that we lease from GLPI, is operated by us and located near Belterra Resort.

Blue Chip Casino Hotel Spa

Blue Chip Casino Hotel Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with six casinos in northern Indiana and southern Michigan and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. The property features 486 guest rooms, a spa and fitness center, dining and nightlife venues, meeting and event space, including a land-based pavilion, and a FanDuel branded sportsbook.

Diamond Jo Casino

Diamond Jo Casino ("Diamond Jo Dubuque") is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo Dubuque is a two-story property that includes several dining outlets and bars. The property has meeting space, a 30-lane bowling alley, an entertainment venue and a FanDuel branded sportsbook.

Diamond Jo Worth

Diamond Jo Worth is a land-based casino situated on a 46-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City, Iowa. The casino has an event center, several dining options and a FanDuel branded sportsbook. A 102-room Country Inn & Suites hotel connected to the casino and a 60-room Holiday Inn Express hotel adjacent to the casino, are owned and operated by third parties.

Kansas Star Casino

Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to a Lottery Gaming Facility Management Contract with the State of Kansas (the "Kansas Management Contract"). The land-based casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has multiple dining venues and casino bars. Kansas Star also has an arena that provides a venue for concerts, trade shows and equestrian events. In addition, the property has an event center and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room Hampton Inn & Suites hotel connected to the casino that is owned and operated by a third party. Under the terms of the agreement, Kansas Star has the option to purchase the hotel. A FanDuel branded sportsbook opened at Kansas Star in September 2022.

Amelia Belle Casino

The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana and is a three-level riverboat with gaming located on the first two decks as well as a café on the first deck. The property's third deck includes a banquet room. A FanDuel branded sportsbook opened at Amelia Belle in January 2022.

Delta Downs Racetrack Hotel & Casino

Delta Downs Racetrack Hotel & Casino ("Delta Downs") is a land-based racino located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slot play, a 370-room hotel and a FanDuel branded sportsbook. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties, and located in Lake Charles, Louisiana, is conveniently near a route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana.

Evangeline Downs Racetrack & Casino

Evangeline Downs Racetrack & Casino ("Evangeline Downs") is a land-based racino located in Opelousas, Louisiana and approximately 25 miles north of Lafayette, Louisiana. The racino currently includes a casino with a convention center, a FanDuel branded sportsbook and multiple food venues and bars. The racino includes a one-mile dirt track, a 7/8-mile turf track, stables for 1,008 horses and a clubhouse, which together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons and includes a concession stand and bar. There is also a 117-room hotel connected to the racino, which is owned and operated by a third party.

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

Sam's Town Shreveport

Sam's Town Shreveport is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, multiple restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas, and surrounding Louisiana cities. A FanDuel branded sportsbook opened at Sam's Town Shreveport in January 2022.

Treasure Chest Casino

Treasure Chest Casino ("Treasure Chest") is a dockside riverboat casino that features a FanDuel branded sportsbook and is located on Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. The portside building located adjacent to the riverboat houses two restaurants. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans.

A $100 million project is underway to construct a new land-based casino facility to replace the existing riverboat casino. The single-level facility will feature a 47,000-square-foot casino, several new restaurants and bars, nearly 10,000 square feet of convention and meeting space, a FanDuel branded sportsbook, and parking directly adjacent to the casino entrance. The project is expected to be complete in early 2024.

IP Casino Resort Spa

IP Casino Resort Spa ("IP") is a barge-based casino overlooking the scenic back bay of Biloxi, Mississippi and, as a recipient of a AAA Four Diamond Award, is one of the premier resorts on the Mississippi Gulf Coast. The property features more than 1,000 hotel rooms and suites, a FanDuel branded sportsbook, convention and meeting space, a spa and salon, a theater offering regular headline entertainment, and multiple restaurants and bars.

Sam's Town Hotel and Gambling Hall Tunica

Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has extensive amenities, including 700 hotel rooms, a FanDuel branded sportsbook, an entertainment lounge, multiple dining venues, an arcade, a recreational vehicle park, and an arena.

Ameristar Casino * Hotel Kansas City

Ameristar Casino * Hotel Kansas City ("Ameristar Kansas City") is a barge-based casino located 10 miles from downtown Kansas City, Missouri. The property competes primarily with five casinos in the Kansas City area and bordering eastern Kansas market. The property features 184 guest rooms, several restaurants and a concert venue. The real estate utilized by Ameristar Kansas City is subject to a Master Lease with GLPI.

Ameristar Casino * Resort * Spa St. Charles

Ameristar Casino * Resort * Spa St. Charles ("Ameristar St. Charles") is a barge-based casino located in St. Charles along the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located along the western bank of the Missouri River. The property features a AAA Four Diamond full-service luxury suite hotel with 397 rooms, an indoor-outdoor pool, several dining venues and bars, an entertainment venue, a full-service luxury day spa, two TopGolf Swing Suites and a conference center. The real estate utilized by Ameristar St. Charles is subject to a Master Lease with GLPI.

Belterra Park

Belterra Park is a land-based racino located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. The property is a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal gaming, several restaurants and the only grass horse racing track in Ohio. The real estate utilized by Belterra Park is subject to a Master Lease with GLPI. A FanDuel branded sportsbook opened at Belterra Park in January 2023.

Valley Forge Casino Resort

Valley Forge Casino Resort ("Valley Forge") is a land-based casino hotel located in King of Prussia, Pennsylvania. The property features meeting, conference and banquet facilities and two hotel towers with 445 rooms total. The property also includes multiple dining options, a FanDuel branded sportsbook and live entertainment and nightlife.

Competition

Our properties generally operate in highly competitive environments. We compete against other gaming companies as well as other hospitality, entertainment and leisure companies. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in and around our markets, including Native American casinos, and other forms of gaming, such as lotteries and online gaming. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties, and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects.

Frequent Player Loyalty Programs

Boyd Rewards

We have established a nationwide branding initiative and loyalty program. Our players can use their "Boyd Rewards" cards to earn and redeem points at nearly all of our properties. The program has five player tiers - Ruby, Sapphire, Emerald, Onyx and Titanium. The "Boyd Rewards" club, among other benefits, rewards players for their loyalty and allows players to qualify for promotions, earn rewards toward slot, video poker, or table games play and redeem points for complimentary slot play, food & beverage, hotel rooms and other free goods and services. Benefits for our loyal customers include annual cruises, vacations, and gifts of luxury jewelry and electronics.

Through the Boyd Rewards card, players may link their card to our digital cashless wallet "BoydPay", in jurisdictions with regulatory approval, providing players with a cashless gaming experience. We have also linked the BoydPay wallet to our Boyd Rewards mobile app, creating a contactless experience that allows customers to use their smartphones to play and cash out on casino games. The ability to use your smartphone to play is in the very early stages of rollout and will be expanded further pending regulatory approval.

The Boyd Rewards program is currently available at all properties except for Eastside Cannery and Jokers Wild.

Other Promotional Activities

We provide other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers, customers of various levels of play, and prospective customers who have not yet visited our properties. We also provide mid-week promotional offers and other promotional activities that seek to generate visits to our properties during slower periods. Complimentaries generally are in the form of monetary discounts, and other rewards generally can only be redeemed at our restaurants, spas and retail facilities.

Strategic Initiatives and Other Development Opportunities

Development and Management Agreements with Wilton Rancheria

We have separate development and management agreements with Wilton Rancheria, a federally recognized Native American tribe, to develop and manage a gaming entertainment complex, located southeast of Sacramento, California. We developed the Sky River Casino under such development agreement. The Sky River Casino opened on August 15, 2022 and we earn a management fee based on the performance of the property.

Pala Interactive & Pala Canada Acquisition

On November 1, 2022, the Company completed the acquisition of Pala Interactive, including its Canadian subsidiary Pala Interactive Canada Inc. ("Pala Canada"). Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. This acquisition is an important step forward in our online growth strategy as it provides us with the talent and technology to begin building our regional online casino business. While online casinos are now limited to just a few states, over the long term we believe there is growth and additional profit potential for our Company from online gaming. By owning and operating an online gaming technology business, we will be able to leverage our nationwide portfolio and extensive customer database to grow in the online casino space.

Government Regulation

We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. The states in which we operate empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and may require access to periodic reports with respect to those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 and is herein incorporated by reference.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government of the United States has also previously considered a federal tax on casino revenues and the elimination of betting on National Collegiate Athletic Association events. With the recent expansion of sports wagering in various state jurisdictions, and online casinos on a more limited basis, a federal government may enact legislation taxing and regulating sports wagering and online casino wagering, or alternatively may elect to prohibit such wagering. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

Human Capital and Labor Relations

As of December 31, 2022, we have 15,771 Team Members, including 15,024 Team Members at our properties and 747 Team Members in our corporate function. We have collective bargaining agreements with three unions covering 1,049 employees.

Our Team Members are the most important contributors to our business. For our business to operate successfully, to execute on our long-term strategy, and to continue to grow, we depend on having Team Members with the necessary talent and skills to support our property operations and corporate function.

Our access to talent is impacted by local factors in each of our communities, including employment levels, and demand for and availability of specialized skills. In the near term, we expect hiring pressures to continue to be a challenge for our business, however we are confident that we will be able to maintain our workforce and add Team Members with the specialized skills and experience necessary to sustain and grow our business.

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

We have programs dedicated to selecting new talent and enhancing the skills of our Team Members, including recruiting relationships with numerous industry associations, government agencies and colleges. We provide competitive wages and benefits to attract and retain the talent necessary for the successful operation of our business. Our benefits include healthcare and retirement benefits, holiday and paid time off, and tuition assistance. Additionally, the Company paid out over $10 million in team member appreciation bonuses in 2022 and is in the process of increasing the hourly minimum rate to $15 per hour for all non-tipped, non-represented positions.

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

We are committed to the diversity, equity and inclusion of our workforce. Currently, 51% of our workforce are women and 52% are minority Team Members. As a Company, we work hard to promote and increase the diversity of our workforce. Our goals include attracting, retaining and growing individuals that reflect the diversity of the communities where we do business, developing policies and practices that help our Team Members realize their potential, and creating goodwill with our Team Members and customers. We seek feedback from our Team Members through an annual Team Member Opinion Survey to measure the culture and to improve our work environment for Team Members. The annual survey regularly achieves over 80% participation. Through our most recent annual Team Member Opinion Survey, 86% of Team Members reported high levels of satisfaction in regard to being treated with respect regardless of race, ethnicity, gender, age or any other aspect of team member identity. We are proud of national recognition we received in January 2023 related to diversity. We received a five-star rating in Newsweek magazine's annual listing of America's Greatest Workplaces for Diversity. We were the only gaming company to receive a perfect rating in this listing, which was compiled through anonymous employee surveys nationwide.

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

We have formal, annual goal setting and performance review processes to drive engagement, performance and retention. Our commitment to Team Member engagement is evidenced by our high average tenure of 8.9 years. In our most recent survey, 78% of Team Members reported high levels of job satisfaction.

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

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, statements regarding the factors listed below. The following factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	the factors that contribute to our ongoing success and our ability to be successful in the future;
•	impacts caused by the COVID-19 pandemic or any other public health emergencies we may encounter;
•	our business model, areas of focus and strategy for driving business results;
•	competition, including expansion of gaming into additional markets including online gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	the general effect, and expectation, of the national and global economy on our business, including but not limited to interest rates and inflationary pressures, as well as the economies where each of our properties are located;
•	indebtedness, including our ability to refinance or pay amounts outstanding under our credit agreement and our unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on growth of the gaming industry, future development opportunities and merger and acquisition activity in general;
•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver attractive returns for stockholders, and are available at the right price;
•	that our credit agreement and our cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;
•	our belief that all pending litigation claims, if adversely decided, will not have a material adverse effect on our business, financial position or results of operations;
•	our estimates and expectations regarding anticipated taxes, tax credits or tax refunds;
•	our compliance with government regulations, including our ability to receive and maintain necessary approvals for our projects;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos;
•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles may differ from actual results; and
•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the credit agreement.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements in this Form 10-K (including any document incorporated by reference) are made only as of the date of the document in which they are contained, based on information available to us as of the date of that document, and we caution you not to place undue reliance on forward-looking statements in light of the risks and uncertainties associated with them. Forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, which could cause actual results to differ materially from those suggested by the forward-looking statements. If any of those risks and uncertainties were to materialize, actual results could differ materially from those discussed in any such forward-looking statement. Among the factors that could cause actual results to differ materially from those discussed in forward-looking statements are those discussed under the heading "Risk Factors" in this Annual Report on Form 10-K and in our other current and periodic reports filed from time to time with the SEC.

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

If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities, including our common stock and senior notes, could decline significantly, and investors could lose all or part of their investment.

This report is qualified in its entirety by these risk factors.

Risks Related to our Business

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of inflation and downturns in the economy.

Consumer demand for entertainment and other amenities at casino hotel properties such as ours are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as inflation, rising interest rates, perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including any future housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, ongoing effects of the COVID-19 pandemic, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

In 2008, we experienced a profound reduction in consumer demand as a result of the economic recession in the U.S. economy, and we are now experiencing the impacts of inflation and the COVID-19 pandemic, which are significantly impacting customer visitations and business revenue. Consumer spending habits changed significantly due to the recession in 2008, and we expect that consumer behavior as a result of inflation and the COVID-19 pandemic may be similarly altered for an extended period of time. We cannot say when, if ever, or to what extent, customer behavior in our various markets will fully revert to prior trends. Because our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an ongoing economic downturn could materially adversely affect our operating results and financial condition.

The COVID-19 pandemic, the public response to it and related economic consequences have had and will likely continue to have an adverse effect on our business, operations, financial condition and results.

As a result of the COVID-19 global pandemic and related measures to prevent its spread, all of our gaming facilities were closed in mid-March 2020 in response to orders from public officials and government regulations. As of December 31, 2022, 27 of our 28 casino properties are open and operating, while one property in Las Vegas remains closed as a result of business demand and cost containment measures. We cannot predict whether we will be required to temporarily close some or all of our properties in the future. Our business, operations, financial condition and results have been, and could again be, negatively affected as a result of the COVID-19 pandemic.

During 2020 and 2021 we were required to reduce or eliminate the offering of certain amenities and otherwise limit the availability of certain offerings to align with public health and safety recommendations and customer preferences as a result of the COVID-19 pandemic, such as deactivating a substantial number of gaming devices to maintain social distancing and limiting restaurant seating, as well as substantially limiting the number of customers we were permitted to admit at any time. Such measures necessarily impact business volume and may impact customer behavior and business demand. Our business, operations, financial condition and results may be materially, negatively affected to the extent demand for our casinos and customer preference and behavior is altered as a result of the COVID-19 pandemic. We cannot predict the extent to which the global pandemic and public response may negatively affect business operating results in the future.

Uncertainties related to the magnitude, duration, and persistent effects of the COVID-19 pandemic may significantly adversely affect our business and results of operations. These uncertainties include, among other things: the duration, impact and severity of the COVID-19 pandemic in the locations where our properties are located; additional closures or other actions as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and logistics constraints; the duration of the volatility and disruption in the capital markets from the COVID-19 pandemic and its impact on the global economy; and an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic.

The foregoing has also impacted our workforce, suppliers, contractors and other partners. We cannot predict the extent to which the above factors will cause our costs to increase or may lead to business failures or our inability to provide services or products for our partners.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and entertainment businesses, including online gaming websites, and could compete with any new forms of gaming that may be legalized in the future. For example, there has been recent expansion of sports betting in various states with legislation allowing for sports betting in casinos and/or online. Expansion of traditional and online gaming in jurisdictions where we do not operate could create further competition for us. The casino entertainment business is characterized by competitors that vary considerably in their size, quality and type of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. Furthermore, competition from online platforms continues to increase.

With fewer new markets opening for development, competition in existing markets has also intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and we expect this to continue. Additionally, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities to attract customers.

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

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the federal government of the United States, and various foreign jurisdictions. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. California has enacted a privacy law, known as the California Consumer Privacy Act of 2018 (the "CCPA"), which provides to California consumers certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Compliance with the CCPA may require us to incur significant costs and expenses. Similar laws have been passed or proposed in other states and at a federal level, reflecting a trend toward more stringent privacy legislation in the United States. In addition to fines and penalties that may be imposed for failure to comply with state law, some states provide for private rights of action to customers for misuse of or unauthorized access to personal information.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. Impairment charges of $40.8 million were recorded as a result of our 2022 impairment tests and triggering event reviews. Impairment charges of $8.2 million were recorded as a result of our 2021 impairment tests. Impairment charges of $3.6 million were recorded as a result of our annual 2020 impairment test and $171.1 million were recorded as a result of our first quarter 2020 impairment review.

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

From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. For example, the federal government of the United States has considered a federal tax on casino revenues. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges into air and water, the generation, handling and disposal of petroleum products, hazardous substances and wastes, and the health and safety of our employees. For example, our horse racing operations are subject to oversight by the Environmental Protection Agency ("EPA"), which includes regulations governing concentrated animal feeding operations and the related processing of animal wastewater. Permits may be required for us to conduct business on our properties, and these permits are subject to renewal, modification and, potentially, revocation.

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

Future developments regarding environmental matters could lead to material costs of environmental compliance for us, and such costs could have a material adverse effect on our business and financial condition, operating results and cash flows.

We own facilities located in areas that experience extreme weather conditions.

Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.

For example, certain of the properties we operate have been forced to close for extended periods due to floods and hurricanes.

In addition, certain of our properties are in areas that have been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area. Furthermore, our properties in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri, Ohio and Pennsylvania are at risk of experiencing snowstorms, tornadoes and flooding.

In the past, snowstorms and other adverse weather conditions have interrupted our operations, damaged our properties and reduced the number of customers who visit our facilities in an affected area. If there is a prolonged disruption at any of our properties due to natural disasters or other catastrophic weather events, our business, results of operations and financial condition could be materially adversely affected.

While we maintain insurance coverage that covers certain of the costs and loss of revenue that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted because of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and results of operations could be materially adversely affected.

We draw a significant percentage of our customers from certain geographic regions. Events adversely impacting the economy of these regions, including public health outbreaks and man-made or natural disasters, may adversely impact our business.

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising more than half of the room nights sold at each property. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations. Recently, this portion of our business has been substantially disrupted due to the COVID-19 pandemic, including as a result of travel restrictions and quarantine requirements in Hawaii.

Our Las Vegas properties also draw a substantial number of customers from specific geographic areas, including the Southern California, Arizona and Las Vegas local markets. Due to our significant concentration of properties in Nevada, any man-made or natural disasters in or around Nevada, or the areas from which we draw customers to our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. In addition, our Las Vegas business was materially impacted as a result of the COVID-19 pandemic and experienced reduction in visitation from customers in these geographic areas. Each of our properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and is subject to comparable risk.

Our facilities, including our riverboats and dockside facilities, are subject to risks relating to mechanical failure and regulatory compliance.

Generally, all of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time due to casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes.

We currently conduct our Treasure Chest, Par-A-Dice, Blue Chip, Sam's Town Shreveport, Amelia Belle and Belterra Resort gaming operations on riverboats. Each of our riverboats must comply with the United States Coast Guard ("USCG") requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved in the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.

Some of our hotels and casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected hotel and/or casino.

We lease certain parcels of land on which our hotels and gaming facilities are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business, financial condition and results of operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases, and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This could have a material adverse effect on our business, financial condition and results of operations. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the leases even if we decided to withdraw from those locations.

Risks Related to our Indebtedness

We have a significant amount of indebtedness.

We and our subsidiaries had approximately $3.0 billion of long-term debt on a consolidated basis as of December 31, 2022 (of which approximately $1.2 billion was outstanding under the Credit Facility) and which includes approximately $44.3 million of current maturities of long-term debt and excludes approximately $13.8 million in aggregate outstanding letters of credit. In addition, an aggregate amount of approximately $1,095.4 million was available for borrowing under the Revolving Credit Facility as of December 31, 2022.

Our current debt instruments contain, and any future debt instruments likely will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things: incur additional debt, including providing guarantees or credit support; incur liens securing indebtedness or other obligations; make certain investments; dispose of assets; make certain acquisitions; pay dividends or make distributions and make other restricted payments; enter into sale and leaseback transactions; engage in any new businesses; and enter into transactions with our stockholders and our affiliates.

In addition, our Credit Facility contains certain financial covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum consolidated interest coverage ratio on a quarterly basis of 2.50 to 1.00, (ii) requiring the maintenance of a maximum Consolidated Total Net Leverage Ratio ("CTNL Ratio") on a quarterly basis, (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions and (v) imposing restrictions on investments, dividends and certain other payments. The maximum permitted CTNL Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. The maximum CTNL Ratio for the fiscal quarter ending December 31, 2022 through the fiscal quarter ending June 30, 2023 must be no higher than 5.00 to 1.00 and for the fiscal quarter ending September 30, 2023 and each fiscal quarter thereafter, 4.50 to 1.00.

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

We require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including rising interest rates.

It is unlikely that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Credit Facility in amounts sufficient for us to retire our current indebtedness as such indebtedness matures, and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our current indebtedness at or before maturity and cannot provide assurances that we will be able to refinance any of our current indebtedness, including amounts borrowed under the Credit Facility on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be achieved on satisfactory terms, or at all. In addition, certain state laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining the necessary capital to meet our current repayment obligations.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our substantial indebtedness and significant financial commitments or make planned expenditures.

Our ability to make payments on our substantial indebtedness and other significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, borrow under the Credit Facility or incur new indebtedness. The COVID-19 pandemic has caused deterioration in regional, national and international economic conditions and is a contributing factor to capital market volatility. Furthermore, prevailing high interest rates increases our cost of capital. Additionally, borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same. Our ability to timely refinance and replace our indebtedness, on attractive terms or at all, will be significantly influenced by the economic and capital market conditions at the time of such refinancing. If we are unable to refinance our indebtedness on a timely basis or if attractive financing terms are not available to us, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

We and our subsidiaries are able to incur substantially more debt, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our Credit Facility and the indentures governing our senior notes do not fully prohibit us or our subsidiaries from doing so. Borrowings under the Credit Facility are effectively senior to our senior notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our, or our subsidiaries', current debt levels, the related risks that we or they now face could intensify.

If we pursue, or continue to pursue, any expansion, development, investment or renovation projects requiring capital beyond our available borrowing capacity, we expect that our long-term debt will substantially increase in connection with related capital expenditures. This indebtedness could have important consequences, including: difficulty in satisfying our obligations under our current indebtedness; increasing our vulnerability to adverse economic and industry conditions; requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts and other general corporate purposes; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; placing us at a disadvantage compared to our competitors that have less debt; and limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

We are required to pay a substantial amount of rent pursuant to our Master Lease agreements with GLPI, which impacts free cash flow and could limit our ability to invest in our operations or seek additional development or strategic opportunities.

We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park (each an "OpCo," and collectively the "OpCos") from GLPI, pursuant to two triple net REIT Master Leases (the "Master Leases"). Current annual rent under the Master Leases is $106.6 million, with rental increases over time. The Master Leases also include substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties, including minimum annual capital investment requirements, and provides that we have assumed the risk of loss with respect to any casualty or condemnation event, including the obligation to repair or rebuild the facility.

These obligations, should the circumstances arise, could significantly impact free cash flow and could adversely impact our ability to invest in our operations or seek additional development or strategic opportunities. For example, our obligations under the Master Leases may:

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

•

Effect of End of Term or Not Renewing the Master Leases - If we do not renew the Master Leases at the stipulated renewals or we do not enter into new master leases at the end of the applicable terms, we will be required to sell the business of the relevant tenant. If we cannot agree on acceptable terms of sale with a qualified successor tenant, GLPI will select a successor tenant to purchase our business through a competitive auction. If this occurs, we will be required to transfer our business to the highest bidder at the auction, subject to regulatory approvals.

Risks Related to our Equity Ownership

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

William S. Boyd, our Co-Executive Chair of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of December 31, 2022. As such, the Boyd family has the ability to significantly influence our affairs, including electing the members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 2.    Properties

Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2022, some of our properties utilized leased property in their operations.

The real estate parcels utilized by four of our properties are subject to Master Lease agreements with GLPI. The properties under the Master Lease agreements are:

•	Ameristar Kansas City, including approximately 250 acres of leased land and building.

•	Ameristar St. Charles, including approximately 240 acres of leased land and building.

•	Belterra Resort, including approximately 315 acres of leased land and building.

•	Belterra Park, including approximately 160 acres of leased land and building.

In addition, all or a portion of the sites for the following properties are leased:

•	Suncoast, located on 49 acres of leased land.

•	Eastside Cannery, located on 30 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 14 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and approximately 2 acres of leased parking surfaces.

•	Evangeline Downs, which leases the facilities that comprise the Henderson, Eunice and St. Martinville OTBs.

ITEM 3.    Legal Proceedings

See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 9, Commitments and Contingencies - Legal Matters."

ITEM 4.    Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BYD." On February 20, 2023, the closing sales price of our common stock on the NYSE was $66.19 per share. On that date, we had approximately 523 holders of record of our common stock and our directors and executive officers owned approximately 28% of the outstanding shares. There are no other classes of common equity outstanding.

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"), with $280.6 million of repurchase authorization remaining as of December 31, 2021. On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. We repurchased 9.4 million shares during the year ended December 31, 2022. As of December 31, 2022, $239.0 million of repurchase authorization remained available under the Share Repurchase Program.

The following table discloses share repurchases that we have made pursuant to the Share Repurchase Program during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
October 1, 2022 through October 31, 2022	—	$—	—	$345,836,872
November 1, 2022 through November 30, 2022	829,000	58.78	829,000	297,106,785
December 1, 2022 through December 31, 2022	1,006,550	57.77	1,006,550	238,962,829
Totals	1,835,550	$58.22	1,835,550	$238,962,829

We are not obligated to repurchase any shares under the program. Subject to applicable corporate securities laws, repurchases under this program may be made at such times and in such amounts as we deem appropriate. Repurchases are funded with existing cash resources and availability under the Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding senior notes.

We may acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine. Repurchases of shares may also be made under Rule 10b5-1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

Our Definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to the Dow Jones U.S. Gambling Index ("Dow Jones GI"). The performance graph assumes that $100 was invested on December 31, 2017 in each of the Company's common stock, the S&P 400 and Dow Jones GI, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Dow Jones GI
December 2018	59.76	88.92	69.38
December 2019	86.96	112.21	102.38
December 2020	124.66	127.54	91.80
December 2021	190.45	159.12	80.03
December 2022	160.15	138.34	59.67

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. For the year ended December 31, 2020, and changes from the year ended December 31, 2020 to the year ended December 31, 2021, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

Our primary areas of focus are: (i) growing revenues and building loyalty among our core customers; (ii) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (iii) maintaining the strength of our balance sheet, including our leverage ratios, and finding opportunities to diversify and increase cash flow; (iv) returning capital to shareholders through share repurchases and dividends; (v) furthering our environmental, social and governance ("ESG") initiatives, including our commitments to create a workplace environment that embraces diversity and inclusion and our continued efforts to strive to reduce our consumption of natural resources; (vi) pursuing online gaming opportunities to build a regional online casino business as states allow online casino gaming in and around the states we operate; and (vii) successfully pursuing our growth strategy, which is built on identifying development opportunities in our existing portfolio and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

As a result of the COVID-19 global pandemic, all of our gaming facilities were closed in mid-March 2020 in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. The properties were allowed to re-open, at various dates between May 20, 2020 and July 1, 2020, subject to various health and safety measures, including occupancy limitations. While allowed to re-open, one of our properties in Las Vegas remained closed until September 8, 2021 and another has remained closed to the public due to the current levels of demand in the market. No date has been set for re-opening this property. The closures in 2020 of our properties had a material impact on our business.

After the property re-openings in 2020, we implemented a strategic shift in our operating philosophy to increase our focus on building loyalty with core customers and we adopted a more efficient approach to doing business. This new operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line and strengthen our free cash flow.

Environmental, Social and Governance

We believe that our focus on ESG issues are consistent with our values and an integral part of our success as a Company. Since our Company’s founding more than 45 years ago, we have followed a philosophy built upon sharing our success with others, treating every stakeholder of our Company with respect and integrity, and making sure that our home communities are better places because we are a part of them. Decades ago, we made this commitment a defined part of our Company’s mission statement, pledging it was our mission to provide opportunities for all while we support and enhance our communities.

We have committed ourselves to a comprehensive effort to help protect the environment and meaningfully reduce our consumption of natural resources across our nationwide operations. Through these efforts, we strive to find ways to continue to reduce our carbon footprint, lower water stress on our communities and reduce the amount of waste sent to the landfills, helping ensure the health of our shared environment for future generations.

We know that our long-term success is intertwined with healthy and vibrant communities. We invest in our communities accordingly, contributing millions of dollars each year to thousands of non-profit organizations across the United States. When crises like pandemics or natural disasters strike our communities, we support our neighbors and team members in need.

We strive to be an employer of choice, creating a workplace environment that embraces diversity and inclusion, where team members of every background have the ability to realize their full potential and build a rewarding career with us. The Company has a Chief Diversity Officer who oversees the Boyd Gaming Diversity Council, as well as 17 property-level diversity committees across seven states. These committees are tasked with promoting diversity and inclusion across our workplaces nationwide, as well as the successful execution of our Company’s diversity goals. Our commitment to being an employer of choice has been recognized by Newsweek magazine, which awarded Boyd Gaming a perfect five-star rating in America’s Greatest Workplaces for Diversity in 2023, as well as Forbes magazine, which named Boyd one of America’s Best Large Employers for 2023.

We are committed to promoting responsible gaming throughout our operations, and to helping provide assistance to those who experience harm from gambling.  We provide financial support to problem gambling and responsible gaming organizations across the country, require all employees to participate in annual responsible gaming awareness training and post prominent signage throughout our properties providing problem gambling helpline information.

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

As of December 31, 2022, we have 28 wholly owned gaming entertainment properties and operate 27 as Eastside Cannery remains closed due to current levels of demand in the market. Headquartered in Las Vegas, Nevada, we have geographically diversified gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. We view each gaming entertainment property as an operating segment. For financial reporting purposes, we aggregate our wholly owned gaming entertainment properties into the following three reportable segments:

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino (2)	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino (3)	East Peoria, Illinois
Belterra Casino Resort (4)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City (4)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (4)	St. Charles, Missouri
Belterra Park (4)	Cincinnati, Ohio
Valley Forge Casino Resort (5)	King of Prussia, Pennsylvania

(1) Eastside Cannery remains closed due to current levels of demand.

(2) Main Street Station was temporarily closed on March 18, 2020 and reopened on September 8, 2021.

(3) Par-A-Dice was temporarily closed on November 20, 2020 and subsequently reopened on January 16, 2021.

(4) Property is subject to a master lease agreement with a real estate investment trust.

(5) Valley Forge was temporarily closed on December 12, 2020 and subsequently reopened on January 4, 2021.

We also own a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for these operations are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

Our Midwest & South segment includes the results of the following non-reportable segments and business activities: (i) Lattner, our Illinois distributed gaming operator, whose operations were suspended on March 16, 2020, resumed on July 1, 2020, temporarily closed on November 20, 2020 and subsequently reopened on January 16, 2021; (ii) online gaming operations, which includes: (a) the operations of Pala Interactive, the online gaming technology company we acquired on November 1, 2022; and (b) online operations through partnerships with FanDuel Group and market access agreements with other operators in New Jersey and, as of December 31, 2022, six of the nine states in the Midwest & South segment where we operate our gaming entertainment properties; and (iii) management fees from our management agreement with Wilton Rancheria.

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

Growing Revenues and Operating Efficiently

We are committed to growing revenues and building loyalty among core customers through targeted marketing investments and a focus on maximizing gaming revenues while operating as efficiently as possible. As we reopened our properties and adjusted our operations to address the impacts of the COVID-19 pandemic, the efficiencies of our disciplined business model positions us to flow a substantial portion of our revenue directly to the bottom line.

Balance Sheet Strength

We are committed to maintaining the strength of our balance sheet and finding opportunities to diversify and increase our cash flow. We intend to take a balanced approach to our cash flows, with a current emphasis on investing in our business and returning capital to shareholders.

Commitment to ESG

We fulfill our commitment to ESG through four core pillars: Environment, People, Communities and Corporate Governance. We are committed to the well-being of our communities and future generations through reducing our carbon footprint and economic contributions, strive to be an employer of choice where every team member is treated with dignity and respect, and conduct business with the highest level of integrity.

Evaluating Acquisition and Growth Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business, are available at the right price and deliver a solid return for shareholders. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, development of new properties, expanding and enhancing online sports wagering and online casino offerings as they are legalized in and around the states we operate today, and asset acquisitions.

Maintaining our Brand

The ability of our employees to deliver great customer service helps distinguish our Company and our brands from our competitors. Our employees are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding and a loyalty program. Our players use their "Boyd Rewards" cards to earn and redeem points at nearly all of our properties. The "Boyd Rewards" club, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and earn rewards toward gaming and nongaming activities.

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

•	Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure.

RESULTS OF OPERATIONS

Overview

	Year Ended December 31,
(In millions)	2022	2021
Total revenues	$3,555.4	$3,369.8
Operating income	981.2	900.1
Net income	639.4	463.8

Total Revenues

Total revenues increased $185.6 million, or 5.5%, for 2022 as compared to 2021 due primarily to the continued recovery from the COVID-19 pandemic. The second quarter of 2021 marked the point when many COVID-related restrictions impacting our business were lifted, vaccination rates started to rise, destination travel started to return and we opened additional amenities that had been closed. Additionally, we benefited from limited competing entertainment options early on in the prior year period. This recovery, while building since we reopened our properties, accelerated in the second quarter of 2021 and drove revenue growth in the first quarter of 2022, excluding online revenues, of $95.9 million. In 2022, revenues from our online gaming operations increased $81.4 million compared to 2021. The growth in online gaming is driven by launches in Louisiana and Kansas in January 2022 and September 2022, respectively, a strong football season in the fourth quarter 2022, and contributions from our acquisition of Pala Interactive on November 1, 2022. Additionally, our 2022 results include $31.9 million in revenue from our management and development agreements with Wilton Rancheria to develop and manage the Sky River Casino near Sacramento, California. As the Sky River Casino opened August 15, 2022, there was not any revenue associated with these agreements in 2021. These increases were offset by decreases in year over year unrated play as 2021 benefited from government stimulus, primarily in the second quarter and early in the third quarter.

Operating Income

In 2022, our operating income increased $81.1 million, or 9.0%, as compared to 2021 primarily due to the 5.5% growth in revenue, as discussed above. Operating income was favorably impacted by a $20.4 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") for development advances over the last 10 years as we evaluated the current expected credit losses with the opening of Sky River Casino in August 2022. Operating income was also favorably impacted by a $12.6 million gain from insurance proceeds received for business interruption and lost profits related to Hurricane Laura. Operating income was unfavorably impacted in 2022 by a $32.6 million increase in impairment of assets related to our Midwest & South segment.

Net Income

For the year ended December 31, 2022, net income was $639.4 million, compared with net income of $463.8 million for the corresponding period of the prior year. This increase was primarily attributable to: (i) the $81.1 million increase in operating income, as discussed above; (ii) a $75.3 million decrease in loss on early extinguishments and modifications of debt due primarily to the retirement of the $750.0 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Senior Notes") in June 2021, the retirement of the $700.0 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Senior Notes") in June 2021 and the retirement of $300.0 million aggregate principal amount of our 8.625% Senior Notes due 2025 ("8.625% Senior Notes") in November 2021 offset primarily by the remaining retirement of the 8.625% Senior Notes in June 2022; (iii) $48.2 million interest expense decline due to a 70 basis point decrease in the weighted average interest rate and a $594.6 million decline in the weighted average debt balance, driven by the retirement of the $600.0 million aggregate principal amount of 8.625% Senior Notes, with $300.0 million retired in each of November 2021 and June 2022 and the retirements of the 6.375% Senior Notes and 6.00% Senior Notes offset by the issuance of $900.0 million aggregate principal amount of 4.750% Senior Notes due 2031 ("4.75% Senior Notes due 2031") in June 2021; and (iv) an increase in interest income of $19.7 million due to an adjustment to the expected loss for interest on the Wilton Note and interest earned on the Wilton Note since Sky River Casino's opening. These items were offset by an increase in the income tax provision of $49.3 million due to the Company's improved operational performance.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which generated approximately 75% and 80% of our revenues in 2022 and 2021, respectively. Other revenues represent our next most significant revenue source, generating 12% and 8% of revenues in 2022 and 2021, respectively. Other revenues include online offerings, other amenities at our properties and beginning in third quarter 2022, our Sky River Casino management fee. Food & beverage revenues and room revenues separately contributed less than 8% of revenues in each of 2022 and 2021.

	Year Ended December 31,
(In millions)	2022	2021
REVENUES
Gaming	$2,674.7	$2,705.5
Food & beverage	276.0	230.0
Room	189.1	154.2
Other	415.6	280.1
Total revenues	$3,555.4	$3,369.8

COSTS AND EXPENSES
Gaming	$1,005.8	$999.5
Food & beverage	231.4	192.3
Room	68.4	57.6
Other	259.5	183.0
Total costs and expenses	$1,565.1	$1,432.4

MARGINS
Gaming	62.4%	63.1%
Food & beverage	16.2%	16.4%
Room	63.8%	62.6%
Other	37.6%	34.7%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $30.8 million, or 1.1%, decrease in gaming revenues during 2022 as compared to the prior year, was primarily due to a 2.6% decrease in slot handle and a 3.2% decline in slot win. While we saw growth in our core customer year over year, we saw a decline in unrated play as gaming revenues for the second quarter of 2021 through July 2021 were favorably impacted by government stimulus payments to our customers. Gaming margins remained relatively consistent from period to period.

Food & Beverage

Food & beverage revenues increased $45.9 million, or 20.0%, during 2022 as compared to prior year, primarily due to an increase in food covers of 11.0% and an increase in average guest check of 4.4%. We opened additional venues in the second quarter of 2021 as business recovered from COVID-19 closures in 2020. Food & beverage margins remained consistent from period to period.

Room

Room revenues increased $34.9 million, or 22.6%, in 2022 compared to 2021 due primarily due to a 4.4% increase in occupancy and 4.1% increase in average daily rate. We benefited from increased visitation to Las Vegas as convention business recovered and grew over the prior year, as Hawaiian travel restrictions were lifted, and as we were able to hire additional labor to meet customer demand. Room margins rose slightly from prior year due to the increase in average daily rate being greater than the 1.1% increase in cost per room.

Other

Other revenues relate to: (i) our online gaming initiatives, including revenue from Pala Interactive and Pala Canada which were acquired on November 1, 2022; (ii) patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues; and (iii) beginning in the third quarter of 2022, our Sky River Casino management fee. Other revenues increased by $135.5 million, or 48.4%, during 2022 as compared to the prior year, due primarily to an $81.4 million increase in online gaming revenues, including the revenues from reimbursements of gaming taxes paid on behalf of our online partners, and $31.9 million in Sky River Casino development and management fees. The additional revenue growth is from other amenities, such as entertainment and group business, returning after the COVID-related closures and lifting of large group restrictions. Corresponding period-over-period increases in other expenses reflect primarily the gaming taxes paid on behalf of our online partners and the corresponding costs of entertainment and group business.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each property's profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our non-reportable segments, including our Illinois distributed gaming operator, our online gaming initiatives (inclusive of Pala Interactive and Pala Canada operations), and our management agreement with Wilton Rancheria, are included in our Midwest & South segment. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), facilities comparisons between us and our competitors and provides our investors a more complete understanding of our operating results before the impact of investing transactions, financing transactions and income taxes. Management has historically adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment:

	Year Ended December 31,
(In millions)	2022	2021
Total revenues
Las Vegas Locals	$930.7	$886.1
Downtown Las Vegas	215.3	155.8
Midwest & South	2,409.4	2,327.9
Total revenues	$3,555.4	$3,369.8

Adjusted EBITDAR (1)
Las Vegas Locals	$481.6	$473.2
Downtown Las Vegas	86.1	51.3
Midwest & South	911.5	927.0
Corporate expense	(88.7)	(85.5)
Adjusted EBITDAR	$1,390.5	$1,366.0

(1) Refer to Note 14, Segment Information, in the notes to the consolidated financial statements for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying consolidated statements of operations.

Las Vegas Locals

Total revenues increased $44.7 million, or 5.0%, during 2022 as compared to the prior year, reflecting revenue increases in all departmental categories. Room revenue was the primary driver, increasing $16.1 million due to an increase in hotel occupancy rate of 5.6% and average daily rate of 11.0% from the prior year. Food & beverage revenues increased $13.5 million due to an increase in food covers of 13.3% and average guest check of 4.6% from the prior year. Other revenues increased by $10.5 million as entertainment venues expanded the number of events and demand for other amenities grew over the prior year. Gaming revenues increased $4.6 million primarily due to an increase in table game hold of 4.0% from the prior year. The Las Vegas Locals segment benefited from the COVID-19 recovery year over year as visitation to Las Vegas increased year over year with the return of convention business and as discussed further in the items impacting the Company's total revenue growth, as well as the continued focus on our core customer.

Adjusted EBITDAR increased $8.5 million, or 1.8%, during 2022 as compared to the prior year, due primarily to revenue growth offset by a change in revenue mix from the most profitable revenue stream to other lower margin non-gaming amenities coupled with a decline in unrated play as the prior year was impacted by government stimulus payments to our customers.

Downtown Las Vegas

Total revenues increased $59.5 million, or 38.2%, during 2022 as compared to the prior year, reflecting revenue increases in all departmental categories. The Downtown Las Vegas segment caters more to customers from Hawaii, which had stringent travel restrictions related to COVID-19 during the first half of 2021, and to the destination traveler, which was slower to return after the COVID-19 closures than our regional and local customer in other segments of our business. Room occupancy related to our Hawaiian customers increased 41.8% over the prior year. In addition to the revenue growth due to the reduction in COVID-19 restrictions, Main Street Station reopened in early September 2021 as destination travel started returning.

Adjusted EBITDAR increased $34.7 million during 2022 as compared to the prior year, primarily due to revenue growth from the Hawaiian customer and return of destination travel combined with the reopening of one of our properties, as discussed above.

Midwest & South

Total revenues increased $81.4 million, or 3.5%, in 2022 as compared to 2021, reflecting revenue increases in all departmental categories, with the exception of gaming revenue. Other revenue increased $122.5 million, as compared to the prior year, due to $31.9 million in Sky River Casino development and management fees and online revenue growth of $81.4 million, which is inclusive of our acquisition of Pala Interactive and Pala Canada, tax payment reimbursements from our market access partners and general overall growth as we expanded into Louisiana and Kansas. Food & beverage revenue increased by $19.1 million, as compared to the prior year, due primarily to a 3.8% increase in average guest check as food covers were flat to prior year. Room revenue increased by $8.8 million, as compared to the prior year, as average daily rate increased 1.4% with occupancy flat to prior year. These revenue increases were offset by a gaming revenue decline of $69.0 million, as compared to the prior year, due to a 6.5% decrease in slot win driven primarily by government stimulus payments to our customers in the second quarter of 2021, limited competing entertainment options during the year ended December 31, 2021, hurricane construction recovery in the prior year that contributed to the incremental play at our Mississippi and Louisiana properties and a winter storm in December 2022 that impacted the entire segment.

Adjusted EBITDAR decreased $15.4 million, or 1.7%, in 2022 as compared to 2021, primarily due to the decline in gaming revenue.

Other Operating Costs and Expenses

The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2022	2021
Selling, general and administrative	$374.0	$366.2
Master lease rent expense	106.6	104.7
Maintenance and utilities	143.5	126.1
Depreciation and amortization	258.2	267.8
Corporate expense	117.0	117.7
Project development, preopening and writedowns	(18.9)	31.8
Impairment of assets	40.8	8.2
Other operating items, net	(12.2)	14.8

Selling, General and Administrative

Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of total revenues, were generally consistent at 10.5% and 10.9% for 2022 and 2021, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained consistent, as a percentage of total revenues and was 3.0% and 3.1% for 2022 and 2021, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of total revenues, were 4.0% and 3.7% for 2022 and 2021, respectively. The small increase in 2022 was driven primarily by rising energy costs.

Depreciation and Amortization

Depreciation and amortization expense, as a percentage of total revenues, was 7.3% and 7.9% for 2022 and 2021, respectively. Contributing to the decline is a $2.9 million decrease in amortization of our intangible assets combined with year over year revenue growth that drove the percentage of revenue decrease.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent and various other administrative expenses that are not directly related to our casino and/or hotel operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented 3.3% and 3.5% of total revenues for 2022 and 2021, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally non-recurring in nature and vary from period to period as the volume of underlying activities fluctuate. The project development, preopening and writedowns expense in 2022 primarily relates to the following: (i) a $20.4 million reduction of the allowance on the Wilton Note for development advances over the last 10 years; (ii) a $12.7 million gain on sale of land; offset by (iii) an $8.3 million non-cash asset writedown; and (iv) preopening costs of $5.5 million related to the acquisition of Pala Interactive and Pala Canada. The project development, preopening and writedowns expense in 2021 primarily relates to the following: (i) $15.0 million termination fee paid to exit an agreement; (ii) $8.5 million write-off of certain abandoned capital projects; (iii) $1.7 million of development costs related to the development of Sky River Casino under our development agreement with Wilton Rancheria; and (iv) $2.1 million of preopening expenses.

Impairment of Assets

Impairment of assets in 2022 includes non-cash impairment charges of $9.2 million for trademarks and $31.6 million for goodwill in our Midwest & South segment due primarily to an increase in the discount rate over the prior year.

Impairment of assets in 2021 includes non-cash impairment charges of $2.4 million for trademarks and $5.8 million for operating right-of-use assets in our Las Vegas Locals segment.

Other Operating Items, Net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impacts, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. During 2022, $12.6 million of other operating items, net, related to a gain from the settlement of our insurance claim for business interruption and lost profits from the closure of Delta Downs for approximately three weeks in August and September 2020 due to Hurricane Laura. During 2021, $10.7 million of other operating items, net, related to non-recurring employee bonus payments and $2.8 million related to non-recurring costs associated with the hurricanes that impacted our Louisiana and Mississippi properties.

Other Expense (Income)

Interest Expense, net

	Year Ended December 31,
(In millions)	2022	2021
Interest Expense, Net of Capitalized Interest and Interest Income	$129.7	$197.6
Average Long-Term Debt Balance (1)	2,988.0	3,582.6
Loss on Early Extinguishments and Modifications of Debt	19.8	95.2
Weighted Average Interest Rates	4.3%	5.0%

Mix of Debt at Year End
Fixed rate debt	61.5%	71.7%
Variable rate debt	38.5%	28.3%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, decreased $67.9 million, or 34.4%, from 2021 to 2022  The decline was attributable to a $594.6 million decline in the weighted average debt balance and a 70 basis point decrease in the weighted average interest rate, which was driven by the retirements of the 6.375% Senior Notes and 6.000% Senior Notes in June 2021, the retirement of $300.0 million aggregate principal amount of 8.625% Senior Notes in November 2021 and the remaining $300.0 million outstanding balance of the 8.625% Senior Notes in June 2022, offset by the issuance of the 4.750% Senior Notes due 2031 in June 2021. Also contributing to the decline was a $19.7 million interest income increase over the prior year due primarily to a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note.

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Year Ended December 31,
(In millions)	2022	2021
6.375% Senior Notes premium fees paid	$—	$23.9
6.375% Senior Notes deferred finance charges written off	—	6.4
6.000% Senior Notes premium fees paid	—	28.0
6.000% Senior Notes deferred finance charges written off	—	7.2
8.625% Senior Notes premium fees paid	12.9	25.9
8.625% Senior Notes deferred finance charges written off	3.6	3.7
Prior Credit Facility deferred financing charges written off	3.3	—
Prior Credit Facility debt modification fees paid	—	0.1
Total loss on early extinguishments and modifications of debt	$19.8	$95.2

Income Taxes

The effective tax rate on income from continuing operations during 2022 and 2021 was 22.9% and 23.2%, respectively. Our effective tax rate for 2022 and 2021 was unfavorably impacted by state taxes and certain nondeductible expenses, including non-deductible compensation and employee benefits which were partially offset by the inclusion of excess tax benefits related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balances were $283.5 million and $344.6 million at December 31, 2022 and 2021, respectively. In addition, we held restricted cash balances of $11.6 million and $12.6 million at December 31, 2022 and 2021, respectively. Our working capital deficit at December 31, 2022 and 2021 was $107.9 million and $49.2 million, respectively.

We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility (as defined in "Indebtedness" below) and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See "Indebtedness", below, for further detail regarding funds available through our Credit Facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Year Ended December 31,
(In millions)	2022	2021
Net cash provided by operating activities	$976.1	$1,010.4

Cash flows from investing activities
Capital expenditures	(269.2)	(199.5)
Cash paid for acquisitions, net of cash received	(167.9)	—
Insurance proceeds received from hurricane losses	0.6	63.2
Proceeds received from disposition of assets	22.0	—
Other investing activities	(7.8)	6.7
Net cash used in investing activities	(422.3)	(129.6)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	319.9	(28.3)
Proceeds from issuance of senior notes	—	900.0
Retirements of senior notes	(300.0)	(1,750.0)
Premium fees	(12.9)	(77.7)
Debt financing costs	(16.7)	(14.5)
Shares repurchased and retired	(541.6)	(80.8)
Dividends paid	(48.2)	—
Share-based compensation activities, net	(15.1)	(5.7)
Other financing activities	(1.3)	(1.7)
Net cash used in financing activities	(615.9)	(1,058.7)
Decrease in cash, cash equivalents and restricted cash	$(62.1)	$(177.9)

Cash Flows from Operating Activities

During 2022 and 2021, we generated net operating cash flow of $976.1 million and $1.0 billion, respectively. While net income in 2022 increased $175.5 million over 2021, we exhausted our federal net operating loss carryforwards in 2021 and became a cash taxpayer again in 2022, resulting in an increase in income taxes paid in 2022 of $135.2 million. The additional operating cash flows decrease during 2022 compared to 2021 is due primarily to timing of working capital spend.

Cash Flows from Investing Activities

Our industry is capital intensive, and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2022, we incurred net cash outflows for investing activities of $422.3 million comprised of capital expenditure spending of $269.2 million, primarily related to a casino expansion at our Fremont property, inclusive of incremental slot capacity, a FanDuel branded sportsbook and contemporary food hall, as well as new slot machines for all our properties, guest room remodels, IT equipment and various furniture and equipment purchases and building projects at our properties. Investing cash outflow was also impacted by net cash paid of $167.9 million related to the acquisition of Pala Interactive and Pala Canada, offset by $22.0 million in proceeds from the disposition of excess land.

During 2021, we incurred net cash outflows for investing activities of $129.6 million comprised of capital expenditure spending of $199.5 million, primarily related to building improvements at Delta Downs as a result of Hurricane Laura damage, which was offset by $63.2 million of insurance recovery proceeds and $6.7 million of reimbursed expense associated with the Sky River Casino project under the development agreement with Wilton Rancheria.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows of $615.9 million for financing activities in 2022 is primarily driven by $541.6 million in share repurchases and $48.2 million in dividends paid, reflecting the priority of our capital return program and focus on returning capital to shareholders. Other significant financing activities during 2022 include the retirement of the remaining $300.0 million 8.625% Senior Notes and related premium fees, offset by $319.9 million in net borrowings as we borrowed on our Revolving Credit Facility (see "Indebtedness") to finance the acquisition of Pala Interactive and Pala Canada and to support share repurchase activity.

The net cash outflows of $1.1 billion for financing activities in 2021 reflect primarily the full retirement of the 6.375% Senior Notes and the 6.000% Senior Notes, the partial retirement of the 8.625% Senior Notes, the payment of associated premium fees related to the retirements, the quarterly payments on our Prior Term Loans, the repurchasing of outstanding common stock under our share repurchase program and the payment of debt issuance costs. The inflows for 2021 reflect the issuance of the 4.750% Senior Notes due 2031.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

	December 31,	December 31,	Increase /
(In millions)	2022	2021	(Decrease)
Credit Facility	$1,187.8	$—	$1,187.8
Prior Credit Facility	—	867.9	(867.9)
4.750% senior notes due 2027	1,000.0	1,000.0	—
8.625% senior notes due 2025	—	300.0	(300.0)
4.750% senior notes due 2031	900.0	900.0	—
Other	0.7	1.5	(0.8)
Total long-term debt	3,088.5	3,069.4	19.1
Less current maturities	44.3	41.7	2.6
Long-term debt, net of current maturities	$3,044.2	$3,027.7	$16.5

The amount of current maturities include certain non-extending balances scheduled to be repaid within the next twelve months under the Credit Facility and Prior Credit Facility.

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

The outstanding principal amounts under the Credit Facility and Prior Credit Facility are comprised of the following:

	December 31,	December 31,
(In millions)	2022	2021
Revolving Credit Facility	$285.0	$—
Term A Loan	847.0	—
Prior Term A Loan	—	118.2
Prior Refinancing Term B Loan	—	749.7
Swing Loan	55.8	—
Total outstanding principal amounts	$1,187.8	$867.9

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $285.0 million and $55.8 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,095.4 million as of December 31, 2022.

Interest and Fees

The interest rate on the outstanding balance of the Revolving Credit Facility and the Term A Loan is based upon, at the Company’s option, either: (i) a rate based on the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York, or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% and is determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the Revolving Credit Facility. The rates based on SOFR will be determined based upon, at the Company’s option, either: (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York, and will include credit spread adjustments as set forth in the Credit Agreement. The "base rate" under the Credit Agreement is the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one month interest period plus 1.00%.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.2% and 2.3% at December 31, 2022 and December 31, 2021, respectively.

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

The Credit Agreement includes an accordion feature which permits the incurrence of one or more new tranches of revolving credit commitments or term loans and increases to the Revolving Credit Facility and Term A Loan in an aggregate amount up to the sum of (i) $1,000.0 million, (ii) the amount of certain voluntary prepayments of senior secured indebtedness of the Company, and (iii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

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

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. The maximum Consolidated Total Net Leverage Ratio for the fiscal quarter ending December 31, 2022 through the fiscal quarter ending June 30, 2023 must be no higher than 5.00 to 1.00 and for the fiscal quarter ending September 30, 2023 and each fiscal quarter thereafter, 4.50 to 1.00.

Senior Notes

We currently have two issuances of senior notes (the "Senior Notes") outstanding as described below.

4.750% Senior Notes due June 2031

On June 8, 2021, we issued the 4.750% Senior Notes due 2031. The 4.750% Senior Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year. The 4.750% Senior Notes due 2031 will mature on June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2031 and cash on hand were used to finance the redemption of our outstanding 6.375% Senior Notes and 6.000% Senior Notes.

In conjunction with the issuance of the 4.750% Senior Notes due 2031, we incurred approximately $13.5 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Senior Notes due 2031 using the effective interest method.

At any time prior to June 15, 2026, we may redeem the 4.750% Senior Notes due 2031, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. In addition, at any time prior to June 15, 2024, we may redeem up to 40% of the aggregate principal amount of the 4.750% Senior Notes due 2031 at a redemption price (expressed as percentages of the principal amount) equal to 104.750%, plus accrued and unpaid interest and Additional Interest.

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 (the "4.750% Senior Notes due 2027"). The 4.750% Senior Notes due 2027 require semi-annual interest payments on June 1 and December 1 of each year. The 4.750% Senior Notes due 2027 will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2027 were used to finance the redemption of all of its outstanding 6.875% senior notes due 2023 and prepay a portion of our Prior Refinancing Term B Loans.

In conjunction with the issuance of the 4.750% Senior Notes due 2027, we incurred approximately $15.7 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Senior Notes due 2027 using the effective interest method.

At any time after December 1, 2022, we may redeem all or a portion of the 4.750% Senior Notes due 2027 at redemption prices (expressed as percentages of the principal amount) ranging from 102.375% to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 4.750% Senior Notes due 2027, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the Securities and Exchange Commission to permit the holders to exchange or resell the 4.750% Senior Notes due 2027. We filed the required registration statement and commenced the exchange offer in July 2020. The exchange offer was completed on August 20, 2020 and our obligations under the registration agreement have been fulfilled.

Redemption of 6.000% Senior Notes due August 2026

On June 9, 2021, we redeemed all of our 6.000% Senior Notes at a redemption price of 103.993% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Senior Notes due 2031 and cash on hand. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

Redemption of 6.375% Senior Notes due April 2026

On June 9, 2021, we redeemed all of our 6.375% Senior Notes at a redemption price of 103.188% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Senior Notes due 2031. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

Redemption of 8.625% Senior Notes due June 2025

On November 5, 2021, we redeemed $300.0 million of our 8.625% Senior Notes at a redemption price that was calculated pursuant to the formula set forth in the 8.625% Indenture governing the 8.625% Senior Notes. The redemption, including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded through cash on hand. On June 1, 2022, we redeemed the remaining $300.0 million outstanding 8.625% Senior Notes at a redemption price of 104.313% plus accrued and unpaid interest to the redemption date. The redemption, including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility.

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

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2022, the available borrowing capacity under our Credit Facility was $1,095.4 million.

Covenant Compliance

As of December 31, 2022, we were in compliance with the financial and other covenants of our debt instruments.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
Year Ending December 31,
2023	$44.3
2024	44.4
2025	44.0
2026	44.0
2027	2,011.8
Thereafter	900.0
Total outstanding principal of long-term debt	$3,088.5

Guarantor Financial Information

In connection with the issuance of our 4.750% Senior Notes due 2027, 8.625% Senior Notes and 4.750% Senior Notes due 2031 (collectively, the "Guaranteed Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. On June 1, 2022, the 8.625% Senior Notes were fully redeemed.

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	December 31,
(In millions)	2022	2021
Current assets	$443.7	$487.7
Noncurrent assets	8,767.9	10,158.4
Current liabilities	534.2	538.1
Noncurrent liabilities	4,136.8	4,138.4

Summarized combined results of operations information for the parent company and the Guarantors is as follows:

Year Ended
(In millions)	December 31, 2022
Revenues	$3,581.6
Operating income	1,752.4
Income before income taxes	1,580.1
Net income	1,405.0

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. On March 25, 2020, the Company announced that the cash dividend program had been suspended to help mitigate the financial impact of the COVID-19 pandemic. On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 17, 2019	December 27, 2019	January 15, 2020	$0.07
February 3, 2022	March 15, 2022	April 15, 2022	0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16

Share Repurchase Program

Subject to applicable corporate securities laws, repurchases under our share repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. Purchases under our share repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources, cash generated from operations and availability under our Credit Facility.

On December 12, 2018, our Board of Directors authorized a share repurchase program of $100.0 million (the "2018 Program"). On March 16, 2020, at which time $61.4 million remained available under the 2018 Program, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic. On October 21, 2021, our Board of Directors authorized an additional share repurchase program of $300.0 million (the "Share Repurchase Program") and repurchases resumed under the 2018 Program and the new Share Repurchase Program. On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. We are not obligated to repurchase any shares under this program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 9.4 million shares and 1.3 million shares during the years ended December 31, 2022 and 2021, respectively. The 2018 Program was fully depleted in 2021. As of December 31, 2022, we are authorized to repurchase up to an additional $239.0 million shares of our common stock under the Share Repurchase Program.

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

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital, including construction of a land-based facility at Treasure Chest which will replace our existing riverboat. This project is in addition to our maintenance capital spending, and we expect to spend an additional $100 million during 2023 related to this project.

CONTRACTUAL OBLIGATIONS

The following summarizes our undiscounted contractual obligations as of December 31, 2022:

	Year Ending December 31,
(In millions)	Total	2023	2024	2025	2026	2027	Thereafter
CONTRACTUAL OBLIGATIONS
Long-Term Debt
Credit Facility	$1,187.8	$44.0	$44.0	$44.0	$44.0	$1,011.8	$—
4.750% senior notes due 2027	1,000.0	—	—	—	—	1,000.0	—
4.750% senior notes due 2031	900.0	—	—	—	—	—	900.0
Other	0.7	0.3	0.4	—	—	—	—
Total long-term debt	3,088.5	44.3	44.4	44.0	44.0	2,011.8	900.0

Interest on Fixed Rate Debt (1)	595.3	90.3	90.3	90.3	90.3	86.3	147.8

Interest on Variable Rate Debt (1)	283.2	72.2	69.5	66.8	64.1	10.6	—

Operating Leases - Master Leases	348.7	107.3	107.3	107.3	26.8	—	—

Operating Leases - Other	366.0	19.9	17.9	15.8	14.7	13.3	284.4

Purchase Obligations (2)	183.6	100.8	40.4	11.0	8.0	4.0	19.4

TOTAL CONTRACTUAL OBLIGATIONS	$4,865.3	$434.8	$369.8	$335.2	$247.9	$2,126.0	$1,351.6

(1)

Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2022. Estimated interest payments for variable-rate debt are based on rates at December 31, 2022.

(2)	Purchase obligations include obligations under assessment arrangements and various contracted amounts, including construction contracts and information technology, advertising, maintenance and other service agreements.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming, including online gaming, is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming, including online gaming, is not currently permitted in order to be prepared to develop projects upon approval of casino and online gaming. Such expansions will be affected and determined by several key factors, which may include the following:

•	the outcome of gaming license selection processes;
•	the approval of gaming in jurisdictions where we have been active but where casino gaming is not currently permitted;
•	identification of additional suitable investment opportunities in current gaming jurisdictions; and
•	availability of acceptable financing.

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flow from operations or availability under our Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity, debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

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

Outstanding Letters of Credit

At December 31, 2022, we had outstanding letters of credit totaling $13.8 million.

Other Arrangements

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which materially impact our consolidated financial statements: the recoverability of long-lived assets; valuation of indefinite-lived intangible assets; valuation of goodwill; accounting for leases; provisions for deferred tax assets, certain tax liabilities and uncertain tax positions; and application of acquisition method of accounting.

Judgments are based on information including, but not limited to, historical experience, industry trends, conventional practices, expert opinions, terms of existing agreements and information from outside sources. Judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from these estimates.

We believe the following critical accounting estimates require a higher degree of judgment and complexity, the sensitivity of which could result in a material impact on our consolidated financial statements.

Recoverability of Long-Lived Assets

Our long-lived assets, excluding indefinite-lived intangible assets and goodwill (both of which are discussed further below), were carried at $3.4 billion at December 31, 2022, or 53.3% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow ("DCF") model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we may solicit third party valuation expertise to assist in the valuation of our investment. There are three generally accepted approaches available in developing an opinion of value: the sales comparison, cost and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however, the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as the decision-making criteria used by market participants when evaluating a property. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

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

The income approach focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected undiscounted net cash flows attributable to the asset over its life and converting these expected net cash flows to present value through capitalization or discounting. The process uses a rate of return that accounts for both the time value of money and risk factors. There are two common methods for converting expected income into value. Those methods are the direct capitalization and DCF methods. Direct capitalization is a method used to convert an estimate of a single year's income expectancy into an indication of value in one direct step by dividing the income estimate by an appropriate capitalization rate. Under the DCF method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a specific internal rate of return or a yield rate, because net operating income of the subject property is not fully stabilized.

Estimates of expected cash flows are, by their nature, subjective and actual results may differ materially from our estimates, potentially resulting in an impairment charge in a future period.

Valuation of Indefinite-Lived Intangible Assets

Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight and a limitation on the number of licenses available for issuance with these certain jurisdictions. Gaming license rights are tested for impairment using a DCF approach. The value of gaming licenses is determined using a multi-period excess earnings method, which is a specific DCF model, and cost approach. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections of future cash flows, assumptions and estimates: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. These projections are modeled for a five-year period and a terminal period.

Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections of future cash flows, assumptions and estimates to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this DCF model were forecasted for five years and a terminal value calculated using a model which divides the normalized cash flow stream by a capitalization rate. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each property's trademarks and trade name. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax flows and the terminal value were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows was then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to income tax regulations) to arrive at the recommended fair values for the trademarks and trade names.

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. The guidance permits an entity to make a qualitative assessment, referred to as "Step Zero," of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We utilized this option for our 2022 annual impairment test for certain of our indefinite-lived intangible assets. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment by performing a qualitative ("Step Zero") analysis for our indefinite-lived intangibles to determine if it is more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We solicit third party valuation expertise to assist in the valuation of those indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment test, performed as of October 1, 2022, resulted in a trademark impairment charge of $1.3 million.

We evaluate on a quarterly basis whether any triggering events or changes in circumstances would indicate an impairment condition may exist. This evaluation requires significant judgment, including consideration of whether there have been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. As a result of our third quarter 2022 and fourth quarter 2022 triggering event reviews, we recorded trademark impairment charges of $5.6 million and $2.3 million, respectively. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

Management makes significant judgments and estimates as part of these analyses that are inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, resulting in an impairment charge of trademarks and gaming license rights in an amount up to its book value of $1.3 billion. For the year ended December 31, 2022, the Company recorded $9.2 million of trademark impairments related to various trademarks in the Midwest & South reportable segment and other trademarks in the Midwest & South reportable segment had estimated fair values that did not significantly exceed their respective carrying values.  Additionally, a gaming license right in the Midwest & South reportable segment had an estimated fair value that did not significantly exceed its respective carrying values.

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

As part of our annual impairment testing, management first performs a qualitative "Step Zero" analysis and assesses the likelihood of impairment. Management solicits third party valuation expertise to assist in valuations of goodwill for those reporting units that are deemed to have a greater likelihood of impairment. We perform the test annually as of October 1 using a weighting of two different approaches to determine fair value: (i) the income approach; and (ii) the market approach.

In the valuation of an asset, the income approach focuses on the income-producing capability of the subject asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through "discounting." The discounting process uses a rate of return which accounts for both the time value of money and investment risk factors. Finally, the present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the reporting unit.

The market approach is comprised of the guideline company method, which focuses on comparing the subject company to selected reasonably similar, or "guideline", publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of value. In the valuation of a reporting unit, the market approach measures value based on what typical purchasers in the market have paid for assets which can be considered reasonably similar to those being valued. When the market approach is utilized, data is collected on the prices paid for reasonably comparable assets. Adjustments are made to the similar assets to compensate for differences between reasonably similar assets and the asset being valued. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the subject asset.

The two methodologies were weighted 50.0% toward the income approach and 50.0% toward the market approach, to arrive at an overall fair value. Our annual impairment test as of October 1, 2022, resulted in goodwill impairment charges of $9.9 million. We evaluate quarterly whether any triggering events or changes in circumstances have occurred that would indicate an impairment condition more than likely would not exist. This evaluation requires significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this quarterly evaluation, we concluded that there had been a triggering event or change in circumstances that indicated an impairment condition existed at December 31, 2022, and we recorded goodwill impairment charges of $21.7 million as part of our fourth quarter 2022 impairment review.

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

Additionally, several of the assumptions underlying the DCF method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following significant projections of future cash flows, assumptions and estimates to determine value under the DCF method: total revenue, operating expenses, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our discounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $1.0 billion. For the year ended December 31, 2022, the Company recorded $31.6 million of goodwill impairments related to two reporting units in the Midwest & South reportable segment. Additionally, another reporting unit in the Midwest & South reportable segment had an estimated fair value that did not significantly exceed its carrying value.

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

Accounting for Leases

The determination of lease liabilities requires us to estimate the present value of our future lease commitments over their reasonably certain remaining lease term using a weighted average incremental borrowing rate commensurate with the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to our future lease payments in a similar economic environment. The determination of the incremental borrowing rate could materially impact our lease liabilities.

We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably certain. Generally, "reasonably certain" relates to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The determination of the expected term could also materially impact our lease liabilities.

The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably certain. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of the lease right-of-use asset and related long-lived assets.

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

Application of Acquisition Method of Accounting

We follow the guidance of Accounting Standards Codification 805 to account for our acquisitions. We completed the previously announced acquisition of Pala Interactive and Pala Canada, as described in Note 2, Acquisitions and Divestitures, to our consolidated financial statements presented in Part II, Item 8, for $175.2 million in cash. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by us with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. We have recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the acquisition, including developed technology, B2B customer relationship, and B2C customer relationship intangible assets of $36.0 million, $28.0 million, and $13.0 million, respectively. We recorded $94.0 million of goodwill related to the acquisition of Pala Interactive and Pala Canada. We estimated the fair value of the developed technology and customer relationship intangible assets using the relief from royalty and multi-period excess earnings discounted cash flow methods, respectively. We used the following significant projections of future cash flows, assumptions and estimates to determine fair value under the relief from royalty method: revenue; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. We used the following significant projections of future cash flows, assumptions and estimates to determine fair value under the multi-period excess earnings method: revenues; operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. The determination of the fair values of the acquired intangible assets and the related determination of useful lives is currently in process. This determination requires significant judgment and as such, we have not completed our valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. The final fair value determinations are expected to be completed during second quarter 2023.

The assets and liabilities of the acquisition are included in our consolidated balance sheet as of December 31, 2022, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from the date of acquisition through December 31, 2022.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, in the notes to the consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. During 2022, the Federal Reserve has increased the federal funds rate by 400 basis points. These recent increases in the federal funds rate, and any additional increases in the federal funds rate, may impact the interest paid on our variable-rate borrowings both now and in the future. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We are also exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and US dollar, our exposure is extremely limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the US dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$0.3	$0.4	$—	$—	$1,000.0	$900.0	$1,900.7	$1,713.5
Average interest rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%
Variable-rate	$44.0	$44.0	$44.0	$44.0	$1,011.8	$—	$1,187.8	$1,183.6
Average interest rate	6.2%	6.2%	6.2%	6.2%	6.2%	—%	6.2%

As of December 31, 2022, our long-term variable-rate borrowings represented approximately 38.5% of total long-term debt. Based on December 31, 2022 debt levels, a 100-basis-point change in the interest rate would cause our annual interest costs to change by approximately $11.9 million.

The following table provides other information about our long-term debt:

	December 31, 2022
	Outstanding
	Face	Carrying	Estimated
(In millions)	Amount	Value	Fair Value
Credit Facility	$1,187.8	$1,169.9	$1,183.6
4.750% senior notes due 2027	1,000.0	990.3	928.7
4.750% senior notes due 2031	900.0	888.5	784.1
Other	0.7	0.7	0.7
Total long-term debt	$3,088.5	$3,049.4	$2,897.1

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2022. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2022. The other debt is fixed-rate debt and the fair value for this obligation has been estimated to equal its carrying value as there are no observable market inputs. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data

The following consolidated financial statements for the three years in the period ended December 31, 2022 are filed as part of this Report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Gaming License Rights Indefinite-Lived Intangible Assets —Refer to Notes 1, 4 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of a reporting unit to its carrying value. Similarly, the Company’s evaluation of its gaming license rights indefinite-lived intangible assets for impairment involves the comparison of the fair value of each gaming license right to its carrying value. As of December 31, 2022, the carrying value of goodwill and gaming license rights indefinite-lived intangible assets was $1,033.7 million and $1,121.9 million, respectively. For the year ended December 31, 2022, the Company recorded $31.6 million of goodwill impairments related to two reporting units in the Midwest & South reportable segment. Additionally, another reporting unit and a gaming license right indefinite-lived intangible asset in the Midwest & South reportable segment had estimated fair values that did not significantly exceed their respective carrying values. Management estimated the fair value of reporting units using a weighting of the income approach and the market approach and estimated the fair value of gaming license rights indefinite-lived intangible assets using a multi-period excess earnings method.

The determination of the fair value of reporting units required management to make significant assumptions and estimates including, projections of future cash flows and the selection of discount rates and valuation multiples derived from the operating data of selected guideline publicly-traded companies. The determination of the fair value of gaming license rights indefinite-lived intangible assets required management to make significant assumptions and estimates including, projections of future cash flows and the selection of discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s projections of future cash flows and the selection of discount rates and valuation multiples used in the determination of the fair value of reporting units and gaming license rights indefinite-lived intangible assets included the following:

• We tested the effectiveness of controls related to management’s projections of future cash flows and the selection of discount rates and valuation multiples.

• We evaluated management’s ability to accurately project future cash flows by comparing historical projections with actual performance.

• We evaluated the reasonableness of management’s projections of future cash flows by (1) comparing projections of future cash flows to internal communications to management and the Board of Directors and projected information from Company press releases, analyst and industry reports, and selected guideline publicly-traded companies; (2) considering the impact of changes in the competitive and regulatory environment on management’s projections; and (3) assessing the reasonableness of strategic plans incorporated by management into the projections.

• With the assistance of our valuation specialists, we evaluated the selection of discount rates and valuation multiples by (1) assessing the valuation methodology and market-based information underlying these assumptions and estimates, including testing the mathematical accuracy of the calculations; (2) developing a range of independent assumptions and estimates and comparing those to the discount rates and valuation multiples selected by management; and (3) evaluating historical operating trends and profitability and assessing the impact of uncertainty in management’s projections of future cash flows on these assumptions and estimates.

Acquisition of Pala Interactive, LLC — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

On November 1, 2022, the Company completed its previously announced acquisition of Pala Interactive, LLC (“Pala Interactive”) in exchange for $175.2 million in cash. The Company accounted for the acquisition of Pala Interactive by applying the acquisition method of accounting for a business combination. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on preliminary estimates of fair value, including developed technology, B2B customer relationship, and B2C customer relationship intangible assets of $36.0 million, $28.0 million, and $13.0 million, respectively. Additionally, the Company recorded $94.0 million of goodwill related to the acquisition of Pala Interactive. Management estimated the fair value of the developed technology and customer relationship intangible assets using the relief from royalty and multi-period excess earnings discounted cash flow methods, respectively.

The determination of the preliminary fair values for the identified developed technology and customer relationship intangible assets required management to make significant assumptions and estimates including, projections of future cash flows and the selection of discount rates and royalty rates.

Therefore, auditing these fair values involved a higher degree of judgment and subjectivity, including the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s projections of future cash flows and the selection of discount rates and royalty rates used in the determination of the fair value of the identified developed technology and customer relationship intangible assets included the following:

• We tested the effectiveness of controls related to management’s projections of future cash flows and the selection of discount rates and royalty rates.

• We evaluated the reasonableness of management’s projections of future cash flows by (1) comparing projections of future cash flows to internal communications to management and the Board of Directors and projected information from Company press releases, analyst and industry reports, and selected guideline publicly-traded companies; (2) considering the impact of changes in the competitive and regulatory environment on management’s projections; and (3) assessing the reasonableness of strategic plans incorporated by management into the projections.

• With the assistance of our valuation specialists, we evaluated the selection of discount rates and royalty rates by (1) assessing the valuation methodology and market-based information underlying these assumptions and estimates, including testing the mathematical accuracy of the calculations; (2) developing a range of independent assumptions and estimates and comparing those to the discount rates selected by management; and (3) comparing royalty rates selected by management to a range of market-based royalty rates.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 24, 2023

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$283,472	$344,557
Restricted cash	11,593	12,571
Accounts receivable, net	109,053	89,483
Inventories	22,173	20,090
Prepaid expenses and other current assets	49,379	41,102
Income taxes receivable	2,558	—
Total current assets	478,228	507,803
Property and equipment, net	2,394,236	2,394,184
Operating lease right-of-use assets	830,345	884,241
Other assets, net	147,439	98,234
Intangible assets, net	1,427,135	1,368,420
Goodwill, net	1,033,744	971,287
Total assets	$6,311,127	$6,224,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$129,946	$102,031
Current maturities of long-term debt	44,275	41,673
Accrued liabilities	411,913	412,945
Income tax payable	—	393
Total current liabilities	586,134	557,042
Long-term debt, net of current maturities and debt issuance costs	3,005,134	2,989,921
Operating lease liabilities, net of current portion	758,440	815,974
Deferred income taxes	318,609	264,912
Other liabilities	52,185	57,574
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 102,816,110 and 111,303,140 shares outstanding	1,028	1,113
Additional paid-in capital	305,152	827,725
Retained earnings	1,285,827	710,088
Accumulated other comprehensive loss	(1,382)	(180)
Total stockholders' equity	1,590,625	1,538,746
Total liabilities and stockholders' equity	$6,311,127	$6,224,169

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Revenues
Gaming	$2,674,730	$2,705,523	$1,775,358
Food & beverage	275,979	230,045	178,878
Room	189,071	154,180	104,968
Other	415,597	280,062	119,286
Total revenues	3,555,377	3,369,810	2,178,490
Operating costs and expenses
Gaming	1,005,830	999,528	734,254
Food & beverage	231,447	192,334	182,666
Room	68,383	57,627	53,208
Other	259,544	182,991	66,960
Selling, general and administrative	373,964	366,156	350,358
Master lease rent expense	106,616	104,702	101,907
Maintenance and utilities	143,527	126,115	115,097
Depreciation and amortization	258,179	267,787	281,031
Corporate expense	117,007	117,675	76,143
Project development, preopening and writedowns	(18,936)	31,815	(661)
Impairment of assets	40,775	8,200	174,700
Other operating items, net	(12,183)	14,776	28,564
Total operating costs and expenses	2,574,153	2,469,706	2,164,227
Operating income	981,224	900,104	14,263
Other expense (income)
Interest income	(21,530)	(1,819)	(1,900)
Interest expense, net of amounts capitalized	151,249	199,442	230,484
Loss on early extinguishments and modifications of debt	19,815	95,155	1,791
Other, net	2,884	3,387	(45,098)
Total other expense, net	152,418	296,165	185,277
Income (loss) before income taxes	828,806	603,939	(171,014)
Income tax benefit (provision)	(189,429)	(140,093)	36,314
Net income (loss)	$639,377	$463,846	$(134,700)

Basic net income (loss) per common share	$5.87	$4.07	$(1.19)
Weighted average basic shares outstanding	108,885	113,866	113,515

Diluted net income (loss) per common share	$5.87	$4.07	$(1.19)
Weighted average diluted shares outstanding	109,004	114,103	113,515

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income (loss)	$639,377	$463,846	$(134,700)
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities, net of tax	(1,258)	(330)	680
Foreign currency translation adjustments	56	—	—
Comprehensive income (loss)	$638,175	$463,516	$(134,020)

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2020	111,542,108	$1,115	$883,715	$380,942	$(530)	$1,265,242
Net loss	—	—	—	(134,700)	—	(134,700)
Comprehensive income, net of tax	—	—	—	—	680	680
Stock options exercised	240,380	2	1,977	—	—	1,979
Release of restricted stock units, net of tax	469,765	5	(3,975)	—	—	(3,970)
Release of performance stock units, net of tax	261,200	3	(3,372)	—	—	(3,369)
Shares repurchased and retired	(682,596)	(7)	(11,114)	—	—	(11,121)
Share-based compensation costs	—	—	9,202	—	—	9,202
Balances, December 31, 2020	111,830,857	1,118	876,433	246,242	150	1,123,943
Net income	—	—	—	463,846	—	463,846
Comprehensive loss, net of tax	—	—	—	—	(330)	(330)
Stock options exercised	371,016	4	4,405	—	—	4,409
Release of restricted stock units, net of tax	349,231	3	(8,209)	—	—	(8,206)
Release of performance stock units, net of tax	61,983	1	(1,908)	—	—	(1,907)
Shares repurchased and retired	(1,309,947)	(13)	(80,769)	—	—	(80,782)
Share-based compensation costs	—	—	37,773	—	—	37,773
Balances, December 31, 2021	111,303,140	1,113	827,725	710,088	(180)	1,538,746
Net income	—	—	—	639,377	—	639,377
Comprehensive loss, net of tax	—	—	—	—	(1,258)	(1,258)
Foreign currency translation adjustments	—	—	—	—	56	56
Stock options exercised	165,951	1	3,088	—	—	3,089
Release of restricted stock units, net of tax	476,292	5	(10,058)	—	—	(10,053)
Release of performance stock units, net of tax	294,651	3	(8,121)	—	—	(8,118)
Shares repurchased and retired	(9,423,924)	(94)	(541,548)	—	—	(541,642)
Dividends declared ($0.60 per share)	—	—	—	(63,638)	—	(63,638)
Share-based compensation costs	—	—	34,066	—	—	34,066
Balances, December 31, 2022	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$1,590,625

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$639,377	$463,846	$(134,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	258,179	267,787	281,031
Amortization of debt financing costs and discounts on debt	8,551	11,172	12,095
Non-cash operating lease expense	65,204	45,599	55,578
Non-cash expected credit loss (income) on note receivable	(35,100)	—	—
Share-based compensation expense	34,066	37,773	9,202
Deferred income taxes	51,030	133,860	(31,643)
Non-cash impairment of assets	40,775	8,200	174,700
Gain on sale of assets	(13,407)	—	(13,888)
Loss on early extinguishments and modifications of debt	19,815	95,155	1,791
Other operating activities	9,517	10,356	4,183
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	(16,761)	(36,027)	1,339
Inventories	(2,083)	2,526	(515)
Prepaid expenses and other current assets	(8,476)	(2,088)	5,892
Income taxes (receivable) payable, net	(2,951)	401	5,592
Other assets, net	(7,857)	(5,727)	(3,110)
Accounts payable and accrued liabilities	891	14,819	(29,639)
Operating lease liabilities	(65,204)	(45,599)	(55,578)
Other long-term tax liabilities	—	—	(3,840)
Other liabilities	545	8,358	10,542
Net cash provided by operating activities	976,111	1,010,411	289,032
Cash Flows from Investing Activities
Capital expenditures	(269,155)	(199,452)	(175,030)
Cash paid for acquisitions, net of cash received	(167,862)	—	(11,201)
Insurance proceeds received from hurricane losses	586	63,200	—
Proceeds received from disposition of assets	21,953	—	15,050
Other investing activities	(7,834)	6,672	—
Net cash used in investing activities	(422,312)	(129,580)	(171,181)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash Flows from Financing Activities
Borrowings under credit facilities	2,122,100	—	965,100
Payments under credit facilities	(1,802,197)	(28,288)	(1,374,548)
Proceeds from issuance of senior notes	—	900,000	600,000
Retirements of senior notes	(300,000)	(1,750,000)	—
Premium fees	(12,939)	(77,736)	—
Debt financing costs	(16,682)	(14,457)	(17,390)
Share-based compensation activities	(15,082)	(5,704)	(5,360)
Shares repurchased and retired	(541,642)	(80,782)	(11,121)
Dividends paid	(48,162)	—	(7,808)
Other financing activities	(1,248)	(1,735)	(2,173)
Net cash provided by (used in) financing activities	(615,852)	(1,058,702)	146,700
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(10)	—	—
Change in cash, cash equivalents and restricted cash	(62,063)	(177,871)	264,551
Cash, cash equivalents and restricted cash, beginning of year	357,128	534,999	270,448
Cash, cash equivalents and restricted cash, end of year	$295,065	$357,128	$534,999
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$144,020	$205,241	$214,686
Cash paid for (received from) income taxes	140,924	5,721	(6,168)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$7,348	$4,826	$1,653
Mortgage settlement in exchange for real estate	—	—	57,684
Dividends declared not yet paid	15,476	—	—
Operating lease right-of-use asset and liability remeasurements	(11,224)	3,349	—
Expected credit loss (income) on note receivable	(35,100)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company", the "Registrant", "Boyd Gaming", "Boyd", "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of  December 31, 2022, we are a geographically diversified operator of 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. For financial reporting purposes, we aggregate our gaming entertainment properties in order to present the following three reportable segments:

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

(2) Property is subject to master lease agreement with a real estate investment trust.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

In addition to these properties, we own a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. Financial results for our travel agency and our captive insurance company are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate significant marketing efforts on gaming customers from Hawaii. Our Midwest & South segment includes the results of the following non-reportable segments and business activities: (i) Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator; (ii) online gaming operations, which includes: (a) the operations of Pala Interactive, LLC ("Pala Interactive") and Pala Interactive Canada Inc. ("Pala Canada"), the online gaming technology company we acquired on November 1, 2022; and (b) online operations through partnerships with FanDuel Group and market access agreements with other operators in New Jersey and, as of December 31, 2022, six of the nine states in the Midwest & South segment where we operate our gaming entertainment properties; and (iii) management fees from our management agreement with Wilton Rancheria.

Impact of the COVID-19 Pandemic

In mid- March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus. As of December 31, 2022, 27 of our 28 gaming facilities are open and operating. One of our Las Vegas Locals segment properties, Eastside Cannery, remains closed to the public due to the current levels of demand in the market and our cost containment efforts. The closures of our properties in 2020 had a material impact on our business.

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

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

Restricted Cash

Restricted cash consists primarily of advance payments related to: (i) amounts restricted by regulation for gaming and racing purposes; (ii) amounts restricted by regulation for the value in players online casino gaming accounts; and (iii) future bookings with our Hawaiian travel agency. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less. These restricted cash balances are held by high credit quality financial institutions. The carrying values of these instruments approximate their fair value due to their short maturities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the consolidated balance sheets to the total balance shown in the consolidated statements of cash flows.

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2022	2021	2020	2019
Cash and cash equivalents	$283,472	$344,557	$519,182	$249,977
Restricted cash	11,593	12,571	15,817	20,471
Total cash, cash equivalents and restricted cash	$295,065	$357,128	$534,999	$270,448

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

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning balance, January 1,	$3,338	$4,106	$4,474
Additions	1,557	171	440
Deductions	(2,300)	(939)	(808)
Ending balance, December 31,	$2,595	$3,338	$4,106

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

For an asset that is held for sale, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, cost and income approaches. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. In certain circumstances, the sales comparison approach, which analyzes recent sales transactions of similar assets, or the cost approach, which is based on the premise that a prudent investor would pay no more for an asset of similar utility than its replacement or reproduction cost, may be used in place of the discounted cash flow model to derive fair value. All resulting recognized impairment charges are recorded as impairment of assets within operating costs and expenses.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was immaterial capitalized interest for the year ended  December 31, 2022. There was capitalized interest of $0.1 million for both the years ended  December 31, 2021 and 2020.

Investment in Available for Sale Securities

We have an investment in a single municipal bond issuance of $17.8 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2022 and 2021 was $13.7 million and $15.8 million, respectively. At December 31, 2022 and 2021, $0.7 million and $0.6 million, respectively, is included in prepaid expenses and other current assets and at  December 31, 2022 and 2021, $13.0 million and $15.2 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2023	$680
2024	730
2025	785
2026	845
2027	910
Thereafter	13,810
Total	$17,760

Intangible Assets

Intangible assets include customer relationships, host agreements, development agreements, developed technology, business-to-business ("B2B") relationships, business-to-consumer ("B2C") relationships, gaming license rights and trademarks.

Amortizing Intangible Assets

Customer relationships represent the value of repeat business associated with our customer loyalty programs and are being amortized on an accelerated method over their approximate useful life. B2B relationships and B2C relationships represent the value of our customer relationships, including those under contractual arrangements, associated with our online gaming operations and are being amortized on a straight-line basis over seven to twelve years. Host agreements represent the value associated with our host establishment relationships and are being amortized on a straight-line basis over 15 years. Development agreement is a contract between two parties establishing an agreement for development of a product or service. This agreement is being amortized over the respective cash flow period of the related seven-year agreement. Developed technology represents the value associated with our online gaming platform and is being amortized on a straight-line basis over 10 years.

Indefinite-Lived Intangible Assets

Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. These assets, considered indefinite-lived intangible assets, are not subject to amortization, but instead are subject to an annual impairment test, and between annual test dates in certain circumstances. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. Gaming license rights are tested for impairment using a multi-period excess earnings method, which is a specific discounted cash flow model or a qualitative assessment approach, and trademarks are tested for impairment using the relief-from-royalty method or a qualitative assessment approach.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets in a business combination that are not individually identified and separately recognized. Goodwill is not subject to amortization, but it is subject to an annual impairment test and in between annual test dates in certain circumstances.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

We evaluate goodwill using a weighted average allocation of both the income and market approach models or a qualitative assessment approach. In the valuation of an asset, the income approach focuses on the income-producing capability of the subject asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through "discounting." The discounting process uses a rate of return which accounts for both the time value of money and investment risk factors. Finally, the present value of the after-tax cash flows over the life of the reporting unit is totaled to arrive at an indication of the fair value of the asset. The market approach is comprised of the guideline company method, which focuses on comparing the subject company to selected reasonably similar, or "guideline", publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of value. In the valuation of a reporting unit, the market approach measures value based on what typical purchasers in the market have paid for assets which can be considered reasonably similar to those being valued. When the market approach is utilized, data is collected on the prices paid for reasonably comparable assets. Adjustments are made to the similar assets to compensate for differences between reasonably similar assets and the asset being valued. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the subject asset.

Long-Term Debt, Net

Long-term debt, net is reported as the outstanding debt amount net of unamortized cost. Any unamortized debt issuance costs, which include legal and other direct costs related to the issuance of our outstanding debt, or discount granted to the initial purchasers or lenders upon issuance of our debt instruments is recorded as a direct reduction to the face amount of our outstanding debt. The debt issuance costs and discount are accreted to interest expense using the effective interest method over the contractual term of the underlying debt. In the event that our debt is modified, repurchased or otherwise reduced prior to its original maturity date, we evaluate whether it is a debt extinguishment or debt modification under authoritative accounting guidance and for a debt extinguishment, we ratably reduce the unamortized debt issuance costs and discount and record a loss on extinguishment of debt.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning balance, January 1,	$42,563	$45,436	$43,604
Additions
Charged to costs and expenses	81,249	88,806	105,739
Payments made	(86,320)	(91,679)	(103,907)
Ending balance, December 31,	$37,492	$42,563	$45,436

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Components of the Company's comprehensive income (loss) are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income (loss). The accumulated other comprehensive income (loss) at December 31, 2022, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value and foreign currency translation adjustments.

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

We have established a player loyalty point program to encourage repeat business from frequent and active slot machine customers and other patrons. Members earn points based on gaming activity and such points can be redeemed for complimentary slot play, food & beverage, hotel rooms and other free goods and services.

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

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The Company collects advance deposits from hotel customers for future hotel reservations and other future events such as banquets and ticketed events. These advance deposits represent obligations of the Company until the hotel room stay is provided to the customer or the banquet or ticketed event occurs. See Note 6, Accrued Liabilities, for the balance outstanding related to advance deposits.

The Company's outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 6, Accrued Liabilities, for the balance related to outstanding chips.

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

	Year Ended December 31,
(In thousands)	2022	2021	2020
Food & beverage	$116,364	$104,309	$90,714
Rooms	65,485	60,536	46,841
Other	8,818	6,599	5,508

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense in the consolidated statements of operations. In addition, we are responsible for the payment of gaming taxes owed for online gaming activities conducted by third-party operators under certain collaborative arrangements. We are reimbursed for these taxes by the third-party operators. We report these gaming taxes paid as other expense and the reimbursements we receive as other revenues. Gaming taxes totaled approximately $718.8 million, $676.8 million and $388.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, including taxes deposited pursuant to the online collaborative agreements of $195.6 million, $140.5 million and $61.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $18.7 million, $16.1 million and $20.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Share-Based Compensation

Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee's requisite service period. The requisite service period can be impacted by the provisions of the Company’s stock compensation programs that provide for automatic vesting acceleration upon retirement (including as a result of death or disability) for those long-service participants achieving defined age and years of service criteria. These acceleration provisions do not apply to stock grants and awards issued within six months of the employee’s retirement. Compensation costs related to stock option awards are calculated based on the fair value of each major option grant on the date of the grant using the Black-Scholes option pricing model, which requires the following assumptions: expected stock price volatility, risk-free interest rates, expected option lives and dividend yields. We form our assumptions using historical experience and observable market conditions.

Other, Net

In 2020, the Company realized a nonrecurring gain of $40.0 million related to the property closures.

Currency Translation

The Company translates the financial statements of its foreign subsidiary that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. If a material income statement event occurs, the transaction would be translated at the exchange rate in effect on the date of occurrence. Translation adjustments resulting from this process are recorded in other comprehensive income (loss). Gains or losses from foreign currency remeasurements are recorded as other non-operating income (expense).

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), one of the nation's leaders in sports-betting, to pursue sports-betting opportunities, across the country, both at our properties and online. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Pennsylvania and, as of January 1, 2023, Ohio. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas properties, our properties in Mississippi and all of the properties in the states where we offer online sports wagering. In addition, we offer online casino gaming in Pennsylvania and New Jersey through our partnership with FanDuel. The activities related to these collaborative arrangements are recorded in other revenue and other expense on the consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that subject us to credit risk consist of cash equivalents and accounts receivable.

Our policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. We have bank deposits that may at times exceed federally insured limits.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update ("ASU") 2021-08, Business Combinations, Topic 805 ("Update 2021-08")

In October 2021, the Financial Accounting Standards Board ("FASB") issued Update 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606, Revenue Recognition, to recognize and measure contract assets and liabilities in a business combination. Update 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted Update 2021-08 during third quarter 2022, and the guidance was applied in accounting for the Pala Interactive and Pala Canada acquisition as discussed in Note 2, Acquisitions and Divestitures.

ASU 2021-05, Leases, Topic 842 ("Update 2021-05")

In July 2021, the FASB issued Update 2021-05 to clarify guidance for lessors with lease contracts that have variable lease payments that do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. Update 2021-05 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted Update 2021-05 during first quarter 2022, and the impact of the adoption to its consolidated financial statements was not material.

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

ASU 2020-09, Debt, Topic 470 ("Update 2020-09")

In October 2020, the FASB issued Update 2020-09 which supersedes various SEC paragraphs in Topic 470, pursuant to the issuance of the SEC Release to amend Rules 3-10 and 3-16 of Regulation S-X, as discussed below.

In March 2020, the SEC amended Rules 3-10 and 3-16 of Regulation S-X, narrowing the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those separate statements. The final rule also allows us to replace the condensed consolidating financial information for our subsidiary guarantors and non-guarantors that had been provided in the footnotes of our previous filings with the simplified disclosure that is now included within our Management’s Discussion and Analysis. This rule was effective January 4, 2021 with early adoption permitted. The Company elected to early adopt this rule during the three months ended June 30, 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

NOTE 2.    ACQUISITIONS AND DIVESTITURES
Pala Interactive
On November 1, 2022, Boyd Interactive Gaming Inc. ("Boyd Interactive"), a wholly-owned subsidiary of the Company, completed its previously announced acquisition of Pala Interactive and its subsidiaries, including its Canadian subsidiary Pala Canada, pursuant to a Purchase Agreement and Plan of Merger (the "Merger Agreement"), entered into on March 28, 2022, by and among Boyd Interactive, Boyd Phoenix Acquisition, LLC, a wholly-owned subsidiary of Boyd Interactive ("Merger Sub"), Boyd Phoenix Canada Inc., a wholly-owned subsidiary of Boyd Gaming, Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive.  Pursuant to the Merger Agreement, Merger Sub merged with and into Pala Interactive (the "Merger"), with Pala Interactive surviving the Merger. Pala Interactive is now a wholly-owned subsidiary of Boyd Interactive.

Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. This acquisition is an important step forward in our online growth strategy as it provides us with the talent and technology to begin building our regional online casino business. While online casinos are now limited to just a few states, over the long term we believe there is growth and additional profit potential for our Company from online gaming. By owning and operating an online gaming business, we will be able to leverage our nationwide portfolio and extensive customer database to grow in the online casino space. The acquired company is aggregated into our Midwest & South segment (See Note 14, Segment Information).

Consideration Transferred
The fair value of the consideration transferred on the date of the Merger Agreement included the purchase price of the net assets transferred. The total gross cash consideration was  $175.2 million (with $7.3 million of cash acquired, for total cash paid for acquisitions, net of cash received of $167.9 million).

Status of Purchase Price Allocation
The Company is following the acquisition method of accounting pursuant to FASB Accounting Standards Codification Topic 805 ("ASC 805"). For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Merger. The determination of the fair values of the acquired intangible assets and the related determination of their estimated lives is currently in process. This determination requires significant judgment and as such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. The final fair value determinations are expected to be completed dur ing second quarter 2023. The final fair value determinations may be significantly different than those reflected in the consolidated financial statements at December  31, 2022.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$10,456
Property and equipment	445
Other assets	740
Intangible assets	77,000
Total acquired assets	88,641

Current liabilities	4,462
Other liabilities	3,007
Total liabilities assumed	7,469
Net identifiable assets acquired	81,172
Goodwill	94,037
Net assets acquired	$175,209

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives:

	Useful Lives
(In thousands)	(in years)	As Recorded
Buildings and improvements	5	$22
Furniture and equipment	2 - 5	423
Property and equipment acquired		$445

The following table summarizes the preliminary values assigned to acquired intangible assets and preliminary weighted average useful lives of definite-lived intangible assets:

	Useful Lives
(In thousands)	(in years)	As Recorded
Developed technology	10	$36,000
B2B relationships	7 - 10	28,000
B2C relationships	12	13,000
Total intangible assets acquired		$77,000

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to reporting units included in non-reportable segments currently aggregated in the Midwest & South reportable segment. All of the goodwill, except $2.9 million allocated to Pala Canada, is expected to be deductible for income tax purposes.

The Company recognized $5.5 million of acquisition related costs that were expensed for the year ended December 31, 2022. These costs are included in project development, preopening and writedowns on the consolidated statements of operations.

The revenue and earnings from the Merger are not material for the period subsequent to acquisition through  December 31, 2022. The pro-forma revenue and earnings from the Merger assuming all impacts as if it had been completed on January 1, 2022, are not material through December 31, 2022.

Divestiture of Eldorado

On December 10, 2020, Boyd Gaming completed the sale of the Eldorado Casino in Henderson, Nevada. The gain from the sale of this property is included in the project development, preopening and writedowns line in the consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
(In thousands)	2022	2021
Land	$334,368	$343,963
Buildings and improvements	3,172,676	3,146,697
Furniture and equipment	1,707,212	1,653,451
Riverboats and barges	241,898	241,447
Construction in progress	87,612	912
Total property and equipment	5,543,766	5,386,470
Less accumulated depreciation	(3,149,530)	(2,992,286)
Property and equipment, net	$2,394,236	$2,394,184

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $248.4 million, $255.2 million and $261.7 million, respectively.

NOTE 4.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2022
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining (in	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.6	$63,050	$(62,070)	$—	$—	$980
Host agreements	10.4	58,000	(17,722)	—	—	40,278
Development agreement	6.6	21,373	(1,145)	—	—	20,228
Developed technology	9.8	36,445	(600)	—	53	35,898
B2B relationships	7.0	28,000	(652)	—	12	27,360
B2C relationships	11.8	13,000	(181)	—	—	12,819
		219,868	(82,370)	—	65	137,563

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(36,375)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	—	1,121,947
		1,582,081	(33,960)	(258,549)	—	1,289,572
Balances, December 31, 2022		$1,801,949	$(116,330)	$(258,549)	$65	$1,427,135

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

Amortizing Intangible Assets

Customer Relationships

Customer relationships represent the value of repeat business associated with our customer loyalty programs. The value of customer relationships is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to these customers, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections of future cash flows, assumptions and estimates: revenue of our rated customers, based on expected level of play; promotional allowances provided to these existing customers; attrition rate related to these customers; operating expenses; general and administrative expenses; trademark expense; discount rate; and the present value of tax benefit.

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

Development Agreement

Development agreement is an acquired contract with Wilton Rancheria under which the Company developed the Sky River Casino on the Wilton Rancheria's land. Amortization of this asset began on August 15, 2022, upon the opening of Sky River Casino.

Developed Technology

Developed technology represents the value associated with our online gaming platform. The value is determined using the relief from royalty method, which presumes that without ownership of such technology, we would have to make a stream of payments to a technology owner in return for the right to use their technology. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the technology. We used the following significant projections of future cash flows, assumptions and estimates to determine value under the relief from royalty method: revenue from online gaming activities; royalty rate; tax expense; obsolescence rate; discount rate; and present value of tax benefit.

B2B Relationships and B2C Relationships

B2B relationships and B2C relationships represent the value of our customer relationships, including those under contractual arrangements, associated with our online gaming operations. The value of B2B and B2C relationships are determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to those customer relationships, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections of cash flows, assumptions and estimates: revenue of those customers, based on expected level of play and the specific contractual arrangement; promotional allowances and attrition rate related to these relationships; operating expenses; general and administrative expenses; contributory asset charge; discount rate; and the present value of tax benefit.

Indefinite Lived Intangible Assets

Trademarks

Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the trade name. We used the following significant projections of future cash flows, assumptions and estimates to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Gaming License Rights

Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. In the majority of cases, the value of our gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections of future cash flows, assumptions and estimates: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. In two instances, we determine the value of our gaming licenses by applying a cost approach. Our primary consideration in the application of this methodology is the initial statutory fee associated with acquiring a gaming license in the jurisdiction.

Activity for the Years Ended December 31, 2022, 2021 and 2020

The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2020	$28,502	$51,878	$21,373	$—	$—	$—	$202,387	$1,162,751	$1,466,891
Impairments	—	—	—	—	—	—	(20,500)	(42,200)	(62,700)
Amortization	(15,464)	(3,867)	—	—	—	—	—	—	(19,331)
Other (1)	—	—	—	—	—	—	(2,687)	—	(2,687)
Balance, December 31, 2020	13,038	48,011	21,373	—	—	—	179,200	1,120,551	1,382,173
Additions	—	—	—	—	—	—	—	1,250	1,250
Impairments	—	—	—	—	—	—	(2,400)	—	(2,400)
Amortization	(8,736)	(3,867)	—	—	—	—	—	—	(12,603)
Balance, December 31, 2021	4,302	44,144	21,373	—	—	—	176,800	1,121,801	1,368,420
Additions	—	—	—	36,445	28,000	13,000	—	146	77,591
Impairments	—	—	—	—	—	—	(9,175)	—	(9,175)
Amortization	(3,322)	(3,866)	(1,145)	(600)	(652)	(181)	—	—	(9,766)
Effect of foreign currency exchange	—	—	—	53	12	—	—	—	65
Balance, December 31, 2022	$980	$40,278	$20,228	$35,898	$27,360	$12,819	$167,625	$1,121,947	$1,427,135

(1) A domain rights asset was written off in second quarter 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Future Amortization

Customer relationships are being amortized on an accelerated basis over a weighted average original useful life of five years. Host agreements are being amortized on a straight-line basis over an original life of 15 years. The development agreement is being amortized on a straight-line basis over an original life of seven years. Developed technology is being amortized on a straight-line basis over an original life of 10 years. B2B relationships are being amortized on a straight-line basis over an original life of 7 years and 10 years. B2C relationships are being amortized on a straight-line basis over an original life of 12 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Total
For the year ending December 31,
2023	$940	$3,867	$3,053	$3,689	$3,914	$1,083	$16,546
2024	40	3,867	3,053	3,689	3,914	1,083	15,646
2025	—	3,867	3,053	3,689	3,914	1,083	15,606
2026	—	3,867	3,053	3,689	3,914	1,083	15,606
2027	—	3,867	3,053	3,689	3,914	1,083	15,606
Thereafter	—	20,943	4,963	17,453	7,790	7,404	58,553
Total future amortization	$980	$40,278	$20,228	$35,898	$27,360	$12,819	$137,563

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairment Considerations

As a result of our third quarter 2022 impairment review, the Company recorded an impairment charge of $5.6 million for a trademark related to a property in our Midwest & South segment. As a result of our annual 2022 impairment test and our fourth quarter 2022 impairment review, the Company recorded additional impairment charges of $3.6 million for trademarks related to our Midwest & South segment.

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

NOTE 5.     GOODWILL

Goodwill consists of the following:

(In thousands)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Effect of Foreign Currency Exchange	Goodwill, Net
Goodwill, net by Reportable Segment:
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	760,835	—	(133,462)	20	627,393
Balance, December 31, 2022	$1,361,399	$(6,134)	$(321,541)	$20	$1,033,744

Changes in Goodwill

During the year ended December 31, 2022, we recorded $94.0 million of goodwill, in our Midwest & South segment related to our acquisition of Pala Interactive and Pala Canada, and impairment charges of $31.6 million related to our Midwest & South segment. During the year ended December 31, 2021, there were no changes in goodwill. During the year ended December 31, 2020, we recorded impairment charges of $22.6 million related to our Las Vegas Locals segment and $89.4 million related to our Midwest & South segment.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2022, 2021 and 2020.

(In thousands)	Goodwill, Net
Balance, January 1, 2020	$1,083,287
Impairments	(112,000)
Balance, December 31, 2020	971,287
Account activity	—
Balance, December 31, 2021	971,287
Additions	94,037
Effect of foreign currency exchange	20
Impairments	(31,600)
Balance, December 31, 2022	$1,033,744

NOTE 6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Payroll and related	$73,619	$99,880
Interest	17,864	19,210
Gaming	77,638	78,552
Player loyalty program	25,852	28,430
Advance deposits	20,792	15,320
Outstanding chips	7,704	7,407
Dividends payable	15,476	—
Operating leases	88,776	84,884
Other	84,192	79,262
Total accrued liabilities	$411,913	$412,945

NOTE 7.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	December 31, 2022
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2022	Principal	Discount	Costs	Debt, Net
Credit Facility	6.166%	$1,187,800	$—	$(17,865)	$1,169,935
4.750% senior notes due 2027	4.750%	1,000,000	—	(9,740)	990,260
4.750% senior notes due 2031	4.750%	900,000	—	(11,460)	888,540
Other	5.208%	674	—	—	674
Total long-term debt		3,088,474	—	(39,065)	3,049,409
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$3,044,199	$—	$(39,065)	$3,005,134

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Amounts Outstanding

The outstanding principal amounts under the Credit Facility and Prior Credit Facility are comprised of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Revolving Credit Facility	$285,000	$—
Term A Loan	847,000	—
Prior Term A Loan	—	118,153
Prior Refinancing Term B Loan	—	749,744
Swing Loan	55,800	—
Total outstanding principal amounts	$1,187,800	$867,897

The Revolving Credit Facility and the Term A Loan mature on March 2, 2027 (or earlier upon occurrence or non-occurrence of certain events).

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $285.0 million and $55.8 million in borrowings outstanding on the Revolving Credit Facility and on the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,095.4 million at  December 31, 2022.

Interest and Fees

The interest rate on the outstanding balance of the Revolving Credit Facility and the Term A Loan is based upon, at the Company’s option, either: (i) a rate based on the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York, or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% and is determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the Revolving Credit Facility. The rates based on SOFR will be determined based upon, at the Company’s option, either: (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York, and will include credit spread adjustments as set forth in the Credit Agreement. The "base rate" under the Credit Agreement is the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one month interest period plus 1.00%.

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

The Credit Agreement includes an accordion feature which permits the incurrence of one or more new tranches of revolving credit commitments or term loans and increases to the Revolving Credit Facility and Term A Loan in an aggregate amount up to the sum of (i) $1,000.0 million, (ii) the amount of certain voluntary prepayments of senior secured indebtedness of the Company, and (iii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. The maximum Consolidated Total Net Leverage Ratio for the fiscal quarter ending December 31, 2022 through the fiscal quarter ending June 30, 2023 must be no higher than 5.00 to 1.00 and for the fiscal quarter ending September 30, 2023 and each fiscal quarter thereafter, 4.50 to 1.00.

Current Maturities of Our Indebtedness

We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Senior Notes

4.750% Senior Notes due June 2031

On June 8, 2021, we issued $900.0 million aggregate principal amount of 4.750% senior notes due June 2031 (the "4.750% Senior Notes due 2031"). The 4.750% Senior Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year. The 4.750% Senior Notes due 2031 will mature on  June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2031 and cash on hand were used to finance the redemption of our outstanding 6.375% senior notes due April 2026 ("6.375% Senior Notes") and 6.000% senior notes due August 2026 ("6.000% Senior Notes").

In conjunction with the issuance of the 4.750% Senior Notes due 2031, we incurred approximately $13.5 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Senior Notes due 2031 using the effective interest method.

The 4.750% Senior Notes due 2031 contain covenants that, subject to exceptions and qualifications, among other things, limit the Company’s ability and the ability of its Restricted Subsidiaries (as defined in the Indenture governing the 4.750% Senior Notes due 2031, the "4.750% Senior Notes due 2031 Indenture") to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions or repurchase the Company’s capital stock; (iii) make certain investments; and (iv) sell or merge with other companies. Upon the occurrence of a change of control (as defined in the 4.750% Senior Notes due 2031 Indenture), the Company will be required, unless certain conditions are met, to offer to repurchase the 4.750% Senior Notes due 2031 at a price equal to 101% of the principal amount of the 4.750% Senior Notes due 2031, plus any accrued and unpaid interest and Additional Interest, if any, up to, but not including, the date of purchase. If the Company sells assets, it will be required under certain circumstances to offer to purchase the 4.750% Senior Notes due 2031.

At any time prior to June 15, 2026, we may redeem the 4.750% Senior Notes due 2031, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest, if any, up to, but excluding, the applicable redemption date, plus a make whole premium. In addition, at any time prior to June 15, 2024, we may redeem up to 40% of the aggregate principal amount of the 4.750% Senior Notes due 2031 at a redemption price (expressed as percentages of the principal amount) equal to 104.750%, plus accrued and unpaid interest and Additional Interest.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

4.750% Senior Notes due December 2027

On  December 3, 2019, we issued  $1.0 billion aggregate principal amount of  4.750% senior notes due December  2027 (the " 4.750% Senior Notes due 2027"). The  4.750% Senior Notes due 2027 require semi-annual interest payments on June 1 and December 1 of each year. The  4.750% Senior Notes due 2027 will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are  100% owned by us. The net proceeds from the  4.750% Senior Notes due 2027 were used to finance the redemption of all of our outstanding  6.875% senior notes due in  2023 and prepay a portion of our Prior Refinancing Term B Loan.

In conjunction with the issuance of the 4.750% Senior Notes due 2027, we incurred approximately  $15.7 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Senior Notes due 2027 using the effective interest method.

The 4.750% Senior Notes due 2027 contain certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the indenture governing the 4.750% Senior Notes due 2027, the " 4.750% Senior Notes due 2027 Indenture") to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies. In addition, upon the occurrence of a change of control (as defined in the 4.750% Senior Notes due 2027 Indenture), we will be required, unless certain conditions are met, to offer to repurchase the 4.750% Senior Notes due 2027 at a price equal to  101% of the principal amount of the 4.750% Senior Notes due 2027, plus accrued and unpaid interest and Additional Interest (as defined in the 4.750%  Senior Notes due 2027 Indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the 4.750% Senior Notes due 2027.

At any time after December 1, 2022, we may redeem all or a portion of the 4.750% Senior Notes due 2027 at redemption prices (expressed as percentages of the principal amount) ranging from 102.375% to 100% in 2024 and thereafter, plus accrued and unpaid interest and Additional Interest.

In connection with the private placement of the 4.750% Senior Notes due 2027, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") to permit the holders to exchange or resell the 4.750% Senior Notes due 2027. We filed the required registration statement and commenced the exchange offer in  July 2020. The exchange offer was completed on August 20, 2020 and our obligations under the registration agreement have been fulfilled.

Redemption of 8.625% Senior Notes due June 2025

On November 5, 2021, we redeemed $300.0 million of our 8.625% Senior Notes due June 2025 (the "8.625% Senior Notes") at a redemption price that was calculated pursuant to the formula set forth in the 8.625% Indenture governing the 8.625% Senior Notes. The redemption including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded with cash on hand. On June 1, 2022, we redeemed the remaining $300.0 million outstanding 8.625% Senior Notes at a redemption price of 104.313% plus accrued and unpaid interest to the redemption date. The redemptions, including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility.

Redemption of 6.000% Senior Notes due August 2026

On June 9, 2021, we redeemed all our $700.0 million aggregate principal amount of 6.000% senior notes due 2026 ("6.000% Senior Notes") at a redemption price of 103.993% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Senior Notes due 2031 and cash on hand. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

Redemption of 6.375% Senior Notes due April 2026

On June 9, 2021, we redeemed all our $750.0 million aggregate principal amount of 6.375% senior notes due 2026 ("6.375% Senior Notes") at a redemption price of 103.188% plus accrued and unpaid interest to the redemption date. The redemption was funded through the issuance of the 4.750% Senior Notes due 2031. The Company used operating cash to pay the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
6.375% Senior Notes premium fees paid	$—	$23,910	$—
6.375% Senior Notes deferred finance charges written off	—	6,370	—
6.000% Senior Notes premium fees paid	—	27,953	—
6.000% Senior Notes deferred finance charges written off	—	7,240	—
8.625% Senior Notes premium fees paid	12,939	25,873	—
8.625% Senior Notes deferred finance charges written off	3,570	3,732	—
Prior Credit Facility deferred finance charges written off	3,306	—	—
Prior Credit Facility debt modification fees paid		77	1,791
Total loss on early extinguishments and modifications of debt	$19,815	$95,155	$1,791

Covenant Compliance

As of December 31, 2022, we were in compliance with the financial and other covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2022, the available borrowing capacity under our Credit Facility was $1,095.4 million.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt are as follows:

(In thousands)	Total
For the year ending December 31,
2023	$44,275
2024	44,399
2025	44,000
2026	44,000
2027	2,011,800
Thereafter	900,000
Total outstanding principal of long-term debt	$3,088,474

NOTE 8.    INCOME TAXES

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred income tax assets and liabilities are as follows:

	December 31,
(In thousands)	2022	2021
Deferred income tax assets
State net operating loss carryforwards	$53,889	$73,884
Operating lease liability	178,014	189,180
Share-based compensation	13,119	13,811
Other	40,144	66,378
Gross deferred income tax assets	285,166	343,253
Valuation allowance	(59,398)	(67,525)
Deferred income tax assets, net of valuation allowance	225,768	275,728

Deferred income tax liabilities
Difference between book and tax basis of property and intangible assets	328,062	307,194
State tax liability	32,720	40,216
Right-of-use asset	174,373	185,691
Other	9,222	7,539
Gross deferred income tax liabilities	544,377	540,640
Deferred income tax liabilities, net	$318,609	$264,912

At December 31, 2022, we have state income tax net operating loss carryforwards of approximately $906.2 million, which may be used to reduce future state income taxes. The majority of the state net operating loss carryforwards will expire in various years ranging from 2023 to 2041, if not fully utilized, and the remaining may be used indefinitely.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

We have maintained a valuation allowance against certain federal and state deferred tax assets as of December 31, 2022 due to uncertainties related to our ability to realize the tax benefits associated with these assets. The balance of this valuation allowance is $59.4 million as of  December 31, 2022. This is a decrease of $8.1 million from the prior year primarily due to a reduction in state tax rates which lowered our underlying state tax deferred assets in certain states. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Provision (Benefit) for Income Taxes

A summary of the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current
Federal	$129,424	$—	$—
State	10,843	6,100	(58)
Total current taxes provision (benefit)	140,267	6,100	(58)
Deferred
Federal	44,115	122,796	(35,231)
State	5,047	11,197	(1,025)
Total deferred taxes provision (benefit)	49,162	133,993	(36,256)
Provision (benefit) for income taxes	$189,429	$140,093	$(36,314)

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income (loss) before income taxes:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.5%	2.3%	0.5%
Compensation-based credits	(0.3)%	(0.1)%	0.6%
Nondeductible expenses	0.2%	0.1%	(0.4)%
Tax exempt interest	—%	(0.1)%	0.2%
Company provided benefits	0.4%	(0.1)%	(1.3)%
Other, net	0.1%	0.1%	0.6%
Effective tax rate	22.9%	23.2%	21.2%

Our tax provision for the year ended December 31, 2022 was unfavorably impacted by state taxes and certain nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by tax credits and the inclusion of excess tax benefits related to equity compensation as a component of the provision for income taxes.

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

Status of Examinations

We generated net operating losses on our federal income tax returns for years 2011 through 2013 and in 2020. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized. We utilized all our federal net operating losses in 2021.

As it relates to our material state tax returns, we are subject to examination for tax years ended on or after December 31, 2013. The statute of limitations will expire over the period October 2023 through November 2026.

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

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Unrecognized tax benefit, beginning of year	$—	$—	$2,482
Additions:
Tax positions related to current year	—	—	—
Reductions:
Tax positions related to prior years	—	—	(2,482)
Unrecognized tax benefit, end of year	$—	$—	$—

During the third quarter of 2020, we settled our Louisiana tax audits for the years ended 2001 through 2009. As a result of the resolution of theses audits, we reduced our unrecognized tax benefits by $2.5 million of which $2.0 million impacted our effective tax rate. We reversed the accrual of interest related to unrecognized tax benefits in our income tax provision. There is no accrual required for interest and penalties at both  December 31, 2022 and 2021 in our consolidated balance sheets.

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

Kansas Management Contract

As part of Kansas Star's Contract to Serve as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery (the "Kansas Management Contract"), approved by the Kansas Racing and Gaming Commission on January 11, 2011, Kansas Star committed to donate $1.5 million each year to support education in the local area in which Kansas Star operates for the duration of the Kansas Management Contract. We have made all distributions under this commitment as scheduled and such related expenses are recorded in selling, general and administrative expenses on the consolidated statements of operations.

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

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. At both  December 31, 2022 and 2021, under the Mulvane Development Agreement, Kansas Star recorded $1.6 million, which is included in accrued liabilities on the consolidated balance sheets and at  December 31, 2022 and 2021, $4.1 million, net of a $1.1 million discount, and $5.0 million, net of a $1.6 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.6 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2022 and 2021, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $11.7 million, net of a $1.8 million discount, and $12.2 million, net of a $2.0 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements

Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, a certain percentage of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque pays 4.50% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Worth pays 5.76% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Dubuque expensed $3.3 million, $3.5 million and $2.3 million, during the years ended December 31, 2022, 2021 and 2020, respectively, related to its agreement. Diamond Jo Worth expensed $5.9 million, $6.0 million and $3.8 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

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

In July 2012, the Company and Wilton Rancheria amended and replaced the agreement with a new development agreement and a management agreement (the "Agreements"). The Agreements obligate us to fund certain pre-development costs, which were estimated to be approximately $1 million to $2 million annually, and to assist Wilton Rancheria in its development and oversight of the gaming facility construction. In the current year, pre-development costs were approximately $0.7 million. In addition, in 2022, the Company funded the construction of a parking lot associated with the project totaling $6.5 million. In January 2017, the Company funded the acquisition of land that is the site of the Wilton Rancheria casino and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of Wilton Rancheria. The pre-development costs financed by us, the cost of the land and the cost of the parking lot are to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% and payment timing and the amount are subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria's third-party credit agreement that provided funding for the construction project. Given the significant barriers of the project, a majority of advances made during the 10-year period were historically reserved in full when advanced.

The Agreements provide that the Company will receive future revenue for its services to Wilton Rancheria contingent upon successful development of the gaming facility and based on future revenues of the gaming facility. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with Wilton Rancheria allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with Wilton Rancheria. On August 15, 2022, Sky River Casino opened and we began earning a management fee. In 2022, we recognized revenue of $31.9 million, inclusive of a one-time $5.0 million development fee, which is included in other revenue on the consolidated statement of operations.

With the opening of Sky River Casino and cash flow from operations, the Company evaluated its expected losses on the note receivable and reduced its allowance by $35.1 million. The allowance on the note represented a reserve on both the development advances and interest on the note. As such, the allowance reduction is allocated accordingly and $20.4 million is recorded in project development, preopening and writedowns and $14.7 million in interest income, both reflected in the consolidated statement of operations for the year ended December 31, 2022. As of  December 31, 2022 and 2021, the net note receivable balance was $83.8 million and $31.8 million, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  Decemb er 31, 2022, 2021 and 2020

Prior to the Merger, PNK (Ohio), LLC ("BP OpCo"), which owns the business operations of Belterra Park, leased the real estate from Boyd PropCo pursuant to a master lease that is the same in all material respects as the Master Lease between Boyd TCIV, LLC and Gold Merger Sub (the "BP Master Lease" and "GLPI Master Lease," respectively). Rent paid under the BP Master Lease to Boyd PropCo by BP OpCo was then paid by Boyd PropCo to Gold Merger Sub as interest on the mortgage. As a result of the Merger, Gold Merger Sub has become the Landlord under the BP Master Lease and now receives rent payable under the BP Master Lease (equal to, and in lieu of, the interest payments on the mortgage received prior to consummation of the Merger).

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Hurricane Laura Insurance Recovery

On August 27, 2020, Hurricane Laura made landfall in Vinton, Louisiana, which caused the closure of our Delta Downs property for approximately three weeks. The Company maintains insurance, subject to certain deductibles, that covers business interruption, including lost profits. As the Company deemed it probable that insurance recoveries would exceed any loss incurred, the Company accounted for the proceeds in excess of the loss incurred as a gain contingency in the period received in accordance with authoritative accounting guidance. During third quarter 2022, we settled our business interruption and lost profits claim with our insurance carriers and received payments totaling $13.2 million. After consideration of expenses incurred related to the claim, included in other operating items, net for the year ended December 31, 2022, is a $12.6 million gain representing business interruption insurance for lost profits from the closure of Delta Downs in 2020 due to Hurricane Laura.

NOTE 10.    LEASES

We have operating and finance leases primarily for four casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of one year to 54 years, some of which include options to extend the leases for up to 63 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Leases, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the years ended  December 31, 2022 and 2021 was $22.4 million and $20.1 million, respectively.

As part of our annual 2021 impairment test, the Company recorded impairment charges of $5.8 million for operating lease right-of-use assets related to our Las Vegas Locals segment.

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Operating lease cost	$153,961	$125,693
Short-term lease cost	(685)	(1,667)

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$155,085	$129,053

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32,080	55,673

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands, except lease term and discount rate)	2022	2021
Operating Leases
Operating lease right-of-use assets, including favorable lease rates asset	$830,345	$884,241

Current lease liabilities (included in accrued liabilities)	$88,776	$84,884
Operating lease liabilities	758,440	815,974
Total operating lease liabilities	$847,216	$900,858

Weighted Average Remaining Lease Term
Operating leases (in years)	15.5	16.1

Weighted Average Discount Rate
Operating leases	8.7%	8.6%

Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases
For the period ending December 31,
2023	$152,487
2024	152,398
2025	120,710
2026	120,833
2027	119,928
Thereafter	910,315
Total lease payments	1,576,671
Less imputed interest	(729,455)
Less current portion (included in accrued liabilities)	(88,776)
Long-term portion of operating lease liabilities	$758,440

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, is as follows:

(In thousands)	Minimum Rental Income
For the Year Ended December 31,
2023	$3,260
2024	2,417
2025	1,018
2026	338
2027	245
Thereafter	930
Total	$8,208

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. On December 12, 2018, our Board of Directors authorized a share repurchase program of $100.0 million (the "2018 Program"). On March 16, 2020, at which time $61.4 million remained available under the 2018 Program, the Company suspended share repurchases under the program in order to preserve liquidity due to the COVID-19 pandemic. On October 21, 2021, our Board of Directors authorized an additional share repurchase program of $300.0 million (the "Share Repurchase Program") and repurchases under this program and the 2018 Program resumed. On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. There were 9.4 million shares, 1.3 million shares and 0.7 million shares repurchased during the years ended December 31, 2022, 2021 and 2020, respectively. The 2018 Program was fully depleted in 2021. As of December 31, 2022, $239.0 million remained available under the Share Repurchase Program.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The following table provides information regarding share repurchases during the referenced periods.(1)

	For the Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Shares repurchased (2)	9,424	1,310	683
Total cost, including brokerage fees	$541,642	$80,782	$11,121
Average repurchase price per share (3)	$57.48	$61.67	$16.29

(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2022, 2021 and 2020. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31 of each year.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers.

Subject to applicable corporate securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Repurchases can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the Share Repurchase Program with existing cash resources, cash flow from operations and availability under our Credit Facility. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations under the indentures to our outstanding senior notes and in our Credit Agreement.

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations contained in our Credit Agreement and the indentures for our outstanding senior notes.

On May 2, 2017, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. On March 25, 2020, the Company announced that the cash dividend program had been suspended to help mitigate the financial impact of the COVID-19 pandemic. On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program. The dividends declared by the Board of Directors under this program as of December 31, 2022 are:

Declaration date	Record date	Payment date	Amount per share
December 17, 2019	December 27, 2019	January 15, 2020	$0.07
February 3, 2022	March 15, 2022	April 15, 2022	0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15

Stock Incentive Plan

In April 2020, the Company's stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which amended and restated the Company's 2012 Stock Incentive Plan (the "2012 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) state the number of shares of the Company's common stock authorized for issuance over the term of the 2020 Plan to be 3.3 million shares plus the aggregate number of shares remaining available for future awards under the 2012 Plan and the number of shares subject to outstanding awards under the 2012 Plan that would have again become available for issuance pursuant to new awards under the 2012 Plan, whether because the outstanding awards under the 2012 Plan are forfeited or canceled, expire or are settled in cash, or because the shares covered by such awards under the 2012 Plan are surrendered or withheld in payment of the award exercise or purchase price in satisfaction of tax withholding obligations, (c) remove the individual award limit and set an annual grant limit for non-employee directors, and (d) make certain other changes. Under our 2020 Plan, approximately 7.1 million shares remain available for grant at December 31, 2022. The number of authorized but unissued shares of common stock under this 2020 Plan as of December 31, 2022 was approximately 9.5 million shares.

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

Stock Options

Options granted under the 2020 Plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the 2012 Plan and will be granted under the 2020 Plan have an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant. The Company did not issue any stock option grants in 2022, 2021 and 2020.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Summarized stock option plan activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Option Price	Term	Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2020	887,728	$12.48
Granted	—	—
Canceled	(2,000)	8.34
Exercised	(240,380)	8.23
Outstanding at December 31, 2020	645,348	14.07
Granted	—	—
Canceled	—	—
Exercised	(371,016)	11.88
Outstanding at December 31, 2021	274,332	17.02
Granted	—	—
Canceled	—	—
Exercised	(165,951)	—
Outstanding at December 31, 2022	108,381	$14.58	2.3	$4,329

Exercisable at December 31, 2021	274,332	$17.02	4.0	$13,318

Exercisable at December 31, 2022	108,381	$14.58	2.3	$4,329

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2022:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$9.86	32,000	0.9	$9.86	32,000	$9.86
11.57	23,431	1.9	11.57	23,431	11.57
17.75	28,708	3.9	17.75	28,708	17.75
19.98	24,242	2.8	19.98	24,242	19.98
$9.86-$19.98	108,381	2.3	14.58	108,381	14.58

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2022, 2021 and 2020 was $6.8 million, $17.9 million, and $5.7 million, respectively. No options vested during the years ended  December 31, 2022, 2021 and 2020 and there were no unrecognized share-based compensation costs related to unvested stock options as of December 31, 2022.

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

We grant RSUs to certain members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting. An RSU generally vests on the third anniversary of its issuance and the share-based compensation expense is amortized to expense over the requisite service period.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

Summarized RSU activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2020	1,768,757
Granted	45,150	$29.17
Canceled	(54,752)
Awarded	(531,402)
Outstanding at December 31, 2020	1,227,753
Granted	456,492	$52.59
Canceled	(27,782)
Awarded	(466,633)
Outstanding at December 31, 2021	1,189,830
Granted	259,030	$67.73
Canceled	(29,273)
Awarded	(501,339)
Outstanding at December 31, 2022	918,248

As of December 31, 2022, there was approximately $6.8 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.7 years.

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

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics such as net revenue growth, Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("EBITDAR") growth, EBITDAR margin growth and return on invested capital, all of which are determined over a period of time as defined in the grant agreement. Based upon actual and combined achievement, the number of shares awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition weighs equally and separately in determining the payout and, based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation cost of these PSUs assumes all units granted will be awarded. Share-based compensation costs related to PSU awards are calculated based on the market price on the date of the grant.

These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions is periodically evaluated, and the number of shares expected to be awarded, and resulting compensation expense, is adjusted accordingly.

Performance Shares Vesting

The PSU grants awarded in fourth quarter 2018, 2017 and 2016 vested during first quarter 2022, 2021 and 2020, respectively. Common shares under the 2018 grant were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth and EBITDAR growth for the three-year performance of the grant. Common shares under the 2017 and 2016 grants were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of each grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in December 2018 resulted in a total of 408,609 shares being issued during first quarter 2022, representing approximately 1.58 shares per PSU. Of the 408,609 shares issued, a total of 114,265 were surrendered by the participants for payroll taxes, resulting in a net issuance of 294,344 shares due to the vesting of the 2018 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2021; therefore, the vesting of the PSUs did not impact compensation costs in our 2022 consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

The PSU grant awarded in November 2016 resulted in a total of 364,810 shares being issued during first quarter 2020, representing approximately 1.53 shares per PSU. Of the 364,810 shares issued, a total of 126,465 were surrendered by the participants for payroll taxes, resulting in a net issuance of 238,345 shares due to the vesting of the 2016 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2019; therefore, the vesting of the PSUs did not impact compensation costs in our 2020 consolidated statement of operations.

Summarized PSU activity is as follows:

		Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2020	1,069,809
Granted	—	$—
Performance Adjustment	126,375
Canceled	(11,328)
Awarded	(388,611)
Outstanding at December 31, 2020	796,245
Granted	127,250	$55.25
Performance Adjustment	(180,861)
Canceled	(2,071)
Awarded	(92,774)
Outstanding at December 31, 2021	647,789
Granted	128,003	$68.41
Performance Adjustment	150,009
Canceled	(2,466)
Awarded	(409,045)
Outstanding at December 31, 2022	514,290

As of December 31, 2022, there was approximately $2.4 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 0.9 million shares will be issued to settle the PSUs outstanding at December 31, 2022.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Summarized Career Shares activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2020	1,062,311
Granted	51,262	$30.05
Canceled	(5,816)
Awarded	(70,437)
Outstanding at December 31, 2020	1,037,320
Granted	36,123	$42.12
Canceled	(1,295)
Awarded	(23,510)
Outstanding at December 31, 2021	1,048,638
Granted	24,388	$64.93
Canceled	(2,251)
Awarded	(138,954)
Outstanding at December 31, 2022	931,821

As of December 31, 2022, there was approximately $1.4 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Restricted Stock Units	$16,210	$21,599	$11,131
Performance Stock Units	16,432	14,883	(3,166)
Career Shares	1,424	1,291	1,237
Total share-based compensation costs	$34,066	$37,773	$9,202

The PSU share based compensation credit for the year ended December 31, 2020 is due to a decline in the estimated achievement level as a result of the COVID-19 pandemic on Company performance.

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Gaming	$909	$873	$539
Food & beverage	174	167	103
Room	82	79	49
Selling, general and administrative	4,618	4,437	2,738
Corporate expense	28,283	32,217	5,773
Total share-based compensation expense	$34,066	$37,773	$9,202

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	December 31, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$283,472	$283,472	$—	$—
Restricted cash	11,593	11,593	—	—
Investment available for sale	13,670	—	—	13,670

	December 31, 2021
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$344,557	$344,557	$—	$—
Restricted cash	12,571	12,571	—	—
Investment available for sale	15,822	—	—	15,822

Liability
Contingent payments	$62	$—	$—	$62

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at December 31, 2022 and 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.8 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2022 and 2021. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2022 and 2021 is a discount rate of 12.4% and 10.1%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets and in the statement of other comprehensive income (loss). At December 31, 2022 and 2021, $0.7 million and $0.6 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2022 and 2021, $13.0 million and $15.2 million, respectively, is included in other assets, net on the consolidated balance sheets. The discount associated with this investment of $2.2 million and $2.3 million as of  December 31, 2022 and 2021, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

Contingent Payments

In connection with securing the Kansas Management Contract, Kansas Star agreed to pay a former casino project promoter 1% of Kansas Star’s EBITDA each month for a period of 10 years, which ended  December 20, 2021. The liability was recorded at the estimated fair value of the contingent payments using a discounted cash flows approach. There was no liability at December 31, 2022 and at December 31, 2021, there was a current liability of $0.1 million, related to this agreement, which was recorded in accrued liabilities on the consolidated balance sheet.

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	December 31, 2022
	Asset	Liability
(In thousands)	Investment Available for Sale	Contingent Payments
Balance at beginning of reporting period	$15,822	$(62)
Total gains (losses) (realized or unrealized):
Included in interest income (expense)	167	—
Included in other comprehensive income (loss)	(1,684)	—
Included in other items, net	—	—
Purchases, sales, issuances and settlements:
Settlements	(635)	62
Balance at end of reporting period	$13,670	$—

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

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

The fair value of indefinite-lived intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing the Company's impairment analyses (see Note 4, Intangible Assets).

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our note receivable, our obligation under minimum assessment agreements and other financial instruments:

	December 31, 2022
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$118,162	$83,791	$82,338	Level 3
Liabilities
Obligation under assessment arrangements	22,293	19,304	25,738	Level 3

	December 31, 2021
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$103,574	$31,766	$35,108	Level 3
Liabilities
Obligation under assessment arrangements	$24,306	$20,734	$26,908	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2022
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,187,800	$1,169,935	$1,183,565	Level 2
4.750% senior notes due 2027	1,000,000	990,260	928,750	Level 1
4.750% senior notes due 2031	900,000	888,540	784,125	Level 1
Other	674	674	674	Level 3
Total debt	$3,088,474	$3,049,409	$2,897,114

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

	December 31, 2021
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Prior Credit Facility	$867,897	$859,106	$866,812	Level 2
4.750% senior notes due 2027	1,000,000	988,312	1,023,750	Level 1
8.625% senior notes due 2025	300,000	295,934	320,250	Level 1
4.750% senior notes due 2031	900,000	886,746	915,750	Level 1
Other	1,496	1,496	1,496	Level 3
Total debt	$3,069,393	$3,031,594	$3,128,058

The estimated fair values of our note receivable and our obligation under assessment arrangements are based on a discounted cash flow approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spreads. The estimated fair values of our Credit Facility and the Prior Credit Facility are based on a relative value analysis performed on or about December 31, 2022 and 2021. The estimated fair values of our senior notes are based on quoted market prices as of December 31, 2022 and 2021. The other debt is fixed-rate debt consisting of: (i) finance leases with various maturity dates from 2024 to 2025, and (ii) a purchase obligation that matured in July 2022. These other debt obligations are not traded and do not have observable market inputs; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

Other than the retirement of the 8.625% Senior Notes (Level 1) in June 2022, that was funded through a combination of cash on hand and borrowings under the Credit Facility (Level 2), there were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2022 and 2021.

NOTE 13.    EMPLOYEE BENEFIT PLANS

We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.2 million, $0.9 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. The expense of our voluntary contributions to the 401(k) profit-sharing plans and trusts, net of realized forfeitures, was $5.1 million, $3.4 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 14.    SEGMENT INFORMATION

We view each gaming entertainment property as an operating segment and have aggregated these operating segments in order to present three Reportable Segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our 28 gaming entertainment properties.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate each of our property's profitability based upon Property Adjusted EBITDAR, which represents each property's earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Property Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments. We aggregate non-reportable segments and other business activities with our Reportable Segments. Results for our Downtown Las Vegas segment include the results of our Hawaii-based travel agency and captive insurance company as our Downtown Las Vegas properties cater to the Hawaiian market. Our Midwest & South segment includes the results of the following non-reportable segments and business activities: (i) Lattner, our Illinois distributed gaming operator, whose operations were suspended on March 16, 2020, resumed on July 1, 2020, temporarily closed on November 20, 2020 and subsequently reopened on January 16, 2021; (ii) online gaming operations, which includes the operations of Pala Interactive, the online gaming technology company we acquired on November 1, 2022, and through our partnership with FanDuel Group and market access agreements with other operators, includes online operations in New Jersey, and as of December 31, 2022, six of the nine states in the Midwest & South segment where we operate our gaming entertainment properties; and (iii) management fees from our management agreement with Wilton Rancheria.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments:

	Year Ended December 31, 2022
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$700,230	$88,219	$87,726	$54,555	$930,730
Downtown Las Vegas	139,115	41,578	24,950	9,689	215,332
Midwest & South	1,835,385	146,182	76,395	351,353	2,409,315
Total Revenues	$2,674,730	$275,979	$189,071	$415,597	$3,555,377

	Year Ended December 31, 2021
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$695,635	$74,771	$71,586	$44,062	$886,054
Downtown Las Vegas	105,539	28,149	15,042	7,076	155,806
Midwest & South	1,904,349	127,125	67,552	228,924	2,327,950
Total Revenues	$2,705,523	$230,045	$154,180	$280,062	$3,369,810

	Year Ended December 31, 2020
		Food &
	Gaming	Beverage	Room	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$430,303	$59,564	$45,446	$26,676	$561,989
Downtown Las Vegas	58,468	18,647	9,369	8,019	94,503
Midwest & South	1,286,587	100,667	50,153	84,591	1,521,998
Total Revenues	$1,775,358	$178,878	$104,968	$119,286	$2,178,490

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

The following table reconciles, for the periods indicated, Total Reportable Segment Adjusted EBITDAR to net income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Adjusted EBITDAR
Las Vegas Locals	$481,643	$473,187	$198,744
Downtown Las Vegas	86,049	51,300	1,075
Midwest & South	911,541	926,955	480,446
Corporate expense	(88,724)	(85,457)	(70,371)
Adjusted EBITDAR	1,390,509	1,365,985	609,894

Other operating costs and expenses
Deferred rent	768	828	888
Master lease rent expense	106,616	104,702	101,907
Depreciation and amortization	258,179	267,787	281,031
Share-based compensation expense	34,066	37,773	9,202
Project development, preopening and writedowns	(18,936)	31,815	(661)
Impairment of assets	40,775	8,200	174,700
Other operating items, net	(12,183)	14,776	28,564
Total other operating costs and expenses	409,285	465,881	595,631
Operating income	981,224	900,104	14,263
Other expense (income)
Interest income	(21,530)	(1,819)	(1,900)
Interest expense, net of amounts capitalized	151,249	199,442	230,484
Loss on early extinguishments and modifications of debt	19,815	95,155	1,791
Other, net	2,884	3,387	(45,098)
Total other expense, net	152,418	296,165	185,277
Income before income taxes	828,806	603,939	(171,014)
Income tax provision	(189,429)	(140,093)	36,314
Net income	$639,377	$463,846	$(134,700)

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, aircraft expenses and various other expenses not directly related to our casino and hotel operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment consisted of the following amounts:

	December 31,	December 31,
(In thousands)	2022	2021
Assets
Las Vegas Locals	$1,613,553	$1,641,409
Downtown Las Vegas	265,876	228,161
Midwest & South	4,040,681	3,947,076
Total Reportable Segment Assets	5,920,110	5,816,646
Corporate	391,017	407,523
Total Assets	$6,311,127	$6,224,169

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2022 and 2021 and for the years ended  December 31, 2022, 2021 and 2020

Capital Expenditures

The Company's capital expenditures by Reportable Segment consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Capital Expenditures
Las Vegas Locals	$37,339	$24,724	$23,936
Downtown Las Vegas	52,423	36,954	15,150
Midwest & South	114,041	90,994	68,933
Total Reportable Segment Capital Expenditures	203,803	152,672	108,019
Corporate	67,874	49,953	66,767
Total Capital Expenditures	271,677	202,625	174,786
Change in Accrued Capital Expenditure Additions	(2,522)	(3,173)	244
Cash-Based Capital Expenditures	$269,155	$199,452	$175,030

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 15.     RELATED PARTY TRANSACTIONS

Boyd Percentage Ownership

William S. Boyd, our Co-Executive Chair of the Board of Directors, together with his immediate family, beneficially owned approximately 27% of our outstanding shares of common stock as of December 31, 2022. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2022, 2021 and 2020, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2022. During this period, up to the filing date, other than the payment of the cash dividend disclosed in Note 11, Stockholders' Equity and Stock Incentive Plans, and the $0.16 per share cash dividend declared by the Board of Directors on February 14, 2023 and payable April 15, 2023 to shareholders of record on March 15, 2023, we did not identify any additional subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2022.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013).

On November 1, 2022, Boyd Interactive Gaming, Inc., a wholly owned subsidiary of Boyd Gaming, completed the acquisition of Pala Interactive, LLC ("Pala Interactive"), including its Canadian subsidiary Pala Interactive Canada, Inc. ("Pala Canada"), pursuant to the Merger Agreement. Accordingly, the acquired assets and liabilities of these entities are included in our consolidated balance sheet as of December 31, 2022 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the year ended December 31, 2022 from the date of acquisition. However, we have elected to exclude Pala Interactive and Pala Canada from the scope of our annual report on internal control over financial reporting as of December 31, 2022. The combined financial position of Pala Interactive and Pala Canada represented approximately 11.0% of our total net assets and 2.9% of our total assets as of December 31, 2022, and its results of operations increased our total revenues by 0.1% and decreased our operating income by 0.1% during the year ended December 31, 2022.

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, as discussed above, our management concluded that our internal control over financial reporting was effective as of December 31, 2022, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boyd Gaming Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pala Interactive, LLC (“Pala Interactive”), which was acquired on November 1, 2022 and whose financial statements constitute 11.0% and 2.9% of net and total assets, respectively, 0.1% of revenues, and 0.1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Pala Interactive.

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

February 24, 2023

ITEM 9B.    Other Information

None

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, is set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 24, 2023:

Name	Age	Position
Josh Hirsberg	61	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	68	Executive Vice President, Operations
Uri Clinton	50	Executive Vice President, General Counsel and Corporate Secretary
Stephen S. Thompson	63	Executive Vice President, Operations
Lori M. Nelson	42	Senior Vice President Financial Operations and Reporting and Chief Accounting Officer (Principal Accounting Officer)

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

Lori M. Nelson was appointed to Senior Vice President Financial Operations and Reporting on January 1, 2022 and additionally to Chief Accounting Officer on February 14, 2023 after serving in an interim capacity since March 31, 2022. Prior to her being appointed this position, Ms. Nelson served in numerous leadership positions with Boyd Gaming since joining the Company in 2012, including Vice President of Financial Operations.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics ("Code of Ethics") that applies to each of our directors, executive officers and employees. Our Code of Ethics is posted on our website at www.boydgaming.com. Any waivers or amendments to our Code of Ethics will be posted on our website.

ITEM 11.    Executive Compensation

The information required by this item is set forth under the captions Director Compensation, Compensation Discussion and Analysis, Compensation Tables, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report in our Definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions Ownership of Principal Stockholders and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as well as the audit committee's pre-approval policies appears under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

2.1†	Purchase Agreement and Plan of Merger, dated as of March 28, 2022, by and among Boyd Interactive, Boyd Phoenix Acquisition, LLC, Boyd Phoenix Canada Inc., Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive.	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022 filed with the SEC on May 6, 2022.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective February 13, 2020.	Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

Exhibit
Number	Description of Exhibit	Method of Filing

4.3	Indenture governing the Company's 4.750% Senior Notes due 2027, dated December 3, 2019, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.4	Form of 4.750% Senior Note due 2027.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.5	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.6	Indenture governing the Company's 4.750% Senior Notes due 2031, dated June 8, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

4.7	Form of 4.750% Senior Note due 2031.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow

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

10.10*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.11*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.13*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.14*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.15*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.16*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.18*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.19*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.20*	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit
Number	Description of Exhibit	Method of Filing

10.21*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.22*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.23*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.24*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.25*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.26*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.27*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.28*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.29	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.30	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.31	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.32	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.33	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.34	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

10.35*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

Exhibit
Number	Description of Exhibit	Method of Filing

10.36†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-K filed with the SEC on February 21, 2017.

10.37	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

10.38	Master Lease, dated October 15, 2018, by and between Boyd (Ohio) PropCo, LLC and PNK (Ohio), LLC	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020.

10.39*	2020 Stock Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed September 29, 2020.

10.40	Credit Agreement, dated as of March 2, 2022, among the Company, the Guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association as swingline lender, and certain other financial institutions party thereto as lenders.	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022 filed with the SEC on May 6, 2022.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

101

The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith E. Smith, Josh Hirsberg and Lori M. Nelson, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM S. BOYD	Co-Executive Chair of the Board of Directors	February 24, 2023
William S. Boyd

/s/ MARIANNE BOYD JOHNSON	Co-Executive Chair of the Board of Directors and	February 24, 2023
Marianne Boyd Johnson	Executive Vice President

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 24, 2023
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Executive Vice President, Chief Financial Officer and Treasurer	February 24, 2023
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Vice President and Director	February 24, 2023
William R. Boyd

/s/ JOHN R. BAILEY	Director	February 24, 2023
John R. Bailey

/s/ CHRISTINE J. SPADAFOR	Director	February 24, 2023
Christine J. Spadafor

/s/ A. RANDALL THOMAN	Director	February 24, 2023
A. Randall Thoman

/s/ PETER M. THOMAS	Director	February 24, 2023
Peter M. Thomas

/s/ PAUL W. WHETSELL	Director	February 24, 2023
Paul W. Whetsell

/s/ LORI M. NELSON	Senior Vice President Financial Operations and Reporting and Chief Accounting Officer	February 24, 2023
Lori M. Nelson	(Principal Accounting Officer)