Form 10-Q
period 2023-03-31
BOYD GAMING CORP
filed 2023-05-05
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2023 was 101,028,444.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2023

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$263,453	$283,472
Restricted cash	14,820	11,593
Accounts receivable, net	103,028	109,053
Inventories	21,973	22,173
Prepaid expenses and other current assets	54,081	49,379
Income taxes receivable	—	2,558
Total current assets	457,355	478,228
Property and equipment, net	2,429,161	2,394,236
Operating lease right-of-use assets	818,392	830,345
Other assets, net	166,661	147,439
Intangible assets, net	1,423,808	1,427,135
Goodwill, net	1,029,210	1,033,744
Total assets	$6,324,587	$6,311,127
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$99,622	$129,946
Current maturities of long-term debt	44,275	44,275
Accrued liabilities	408,849	411,913
Income taxes payable	39,426	—
Total current liabilities	592,172	586,134
Long-term debt, net of current maturities and debt issuance costs	2,924,313	3,005,134
Operating lease liabilities, net of current portion	745,660	758,440
Deferred income taxes	336,144	318,609
Other liabilities	65,329	52,185
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 101,486,622 and 102,816,110 shares outstanding	1,015	1,028
Additional paid-in capital	191,589	305,152
Retained earnings	1,469,269	1,285,827
Accumulated other comprehensive loss	(904)	(1,382)
Total stockholders' equity	1,660,969	1,590,625
Total liabilities and stockholders' equity	$6,324,587	$6,311,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Revenues
Gaming	$664,308	$667,954
Food & beverage	71,584	63,743
Room	50,065	42,409
Online	122,863	55,076
Management fee	20,030	—
Other	35,116	31,561
Total revenues	963,966	860,743
Operating costs and expenses
Gaming	249,795	250,042
Food & beverage	59,329	53,934
Room	17,120	15,990
Online	102,005	45,989
Other	11,567	10,936
Selling, general and administrative	100,319	92,047
Master lease rent expense	26,828	26,306
Maintenance and utilities	36,026	32,890
Depreciation and amortization	61,560	62,478
Corporate expense	28,655	29,004
Project development, preopening and writedowns	(18,874)	(10,029)
Impairment of assets	4,537	—
Other operating items, net	220	98
Total operating costs and expenses	679,087	609,685
Operating income	284,879	251,058
Other expense (income)
Interest income	(18,145)	(420)
Interest expense, net of amounts capitalized	43,866	37,658
Loss on early extinguishments and modifications of debt	—	3,300
Other, net	104	(253)
Total other expense, net	25,825	40,285
Income before income taxes	259,054	210,773
Income tax provision	(59,323)	(47,845)
Net income	$199,731	$162,928

Basic net income per common share	$1.93	$1.45
Weighted average basic shares outstanding	103,620	112,195

Diluted net income per common share	$1.93	$1.45
Weighted average diluted shares outstanding	103,672	112,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net income	$199,731	$162,928
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	474	(184)
Foreign currency translation adjustments	4	—
Comprehensive income	$200,209	$162,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2023	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$1,590,625
Net income	—	—	—	199,731	—	199,731
Comprehensive loss, net of tax	—	—	—	—	474	474
Foreign currency translation adjustments	—	—	—	—	4	4
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	45,942	1	(1,926)	—	—	(1,925)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(1,726,308)	(17)	(106,994)	—	—	(107,011)
Dividends declared ($0.16 per share)	—	—	—	(16,289)	—	(16,289)
Share-based compensation costs	—	—	7,819	—	—	7,819
Balances, March 31, 2023	101,486,622	$1,015	$191,589	$1,469,269	$(904)	$1,660,969

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2022	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746
Net income	—	—	—	162,928	—	162,928
Comprehensive loss, net of tax	—	—	—	—	(184)	(184)
Release of restricted stock units, net of tax	115,686	1	(2,720)	—	—	(2,719)
Release of performance stock units, net of tax	294,344	3	(8,113)	—	—	(8,110)
Shares repurchased and retired	(2,096,660)	(21)	(131,768)	—	—	(131,789)
Dividends declared ($0.15 per share)	—	—	—	(16,480)	—	(16,480)
Share-based compensation costs	—	—	8,734	—	—	8,734
Balances, March 31, 2022	109,616,510	$1,096	$693,858	$856,536	$(364)	$1,551,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$199,731	$162,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,560	62,478
Amortization of debt financing costs and discounts on debt	2,030	2,264
Non-cash operating lease expense	19,544	10,013
Non-cash expected credit loss (income) on note receivable	(34,371)	—
Share-based compensation expense	7,819	8,734
Deferred income taxes	17,531	9,635
Non-cash impairment of assets	4,537	—
Gain on sale of assets	—	(12,725)
Loss on early extinguishments and modifications of debt	—	3,300
Other operating activities	(29)	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,027	(7,613)
Inventories	200	(460)
Prepaid expenses and other current assets	(5,148)	1,467
Income taxes payable, net	41,984	38,141
Other assets, net	(1,268)	524
Accounts payable and accrued liabilities	(34,485)	(32,149)
Operating lease liabilities	(19,544)	(10,013)
Other liabilities	16,057	(2,815)
Net cash provided by operating activities	282,175	233,709
Cash Flows from Investing Activities
Capital expenditures	(96,100)	(46,623)
Payments received on note receivable	17,315	—
Proceeds received from disposition of assets	—	20,115
Other investing activities	(1,142)	—
Net cash used in investing activities	(79,927)	(26,508)
Cash Flows from Financing Activities
Borrowings under credit facilities	356,900	880,000
Payments under credit facilities	(439,700)	(867,897)
Debt financing costs	—	(13,635)
Share-based compensation activities	(14,384)	(10,829)
Shares repurchased and retired	(106,327)	(131,789)
Dividends paid	(15,475)	—
Other financing activities	(51)	(955)
Net cash used in financing activities	(219,037)	(145,105)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(3)	—
Change in cash, cash equivalents and restricted cash	(16,792)	62,096
Cash, cash equivalents and restricted cash, beginning of period	295,065	357,128
Cash, cash equivalents and restricted cash, end of period	$278,273	$419,224
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$41,075	$26,413
Cash received for interest	5,120	—
Cash paid (received) for income taxes	(32)	—
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$2,356	$4,720
Dividends declared not yet paid	16,289	16,480
Expected credit loss (income) on note receivable	(34,371)	—
Operating lease right-of-use asset and liability remeasurements	—	(11,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022

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

We are a geographically diversified operator of 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 24, 2023.

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

Recasted Condensed Consolidated Statements of Operations (Unaudited)

In first quarter 2023, the Company has broken out online revenue and management fee revenue from other revenue. This change was a result of increased contributions to the Company in these two areas and related update to our reportable segments discussed in Note 10, Segment Information. Revenue for the three months ended March 31, 2022 has been recast to conform to this presentation. The disaggregation of online revenue and management fee revenue from other revenue did not impact the Company's total revenues, net income or earnings per share as previously reported for the three months ended March 31, 2022.

Additionally, during the first quarter 2023, the Company evaluated its reportable segments and changed them to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online. To reconcile to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. These changes reflect the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. Segment information for the three months ended March 31, 2022 has been recast to conform to this presentation. See Note 10, Segment Information, for additional information.

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

Restricted Cash

Restricted cash consists primarily of advance payments related to: (i) amounts restricted by regulation for gaming and racing purposes; (ii) amounts restricted by regulation for the value in players' online casino gaming accounts; and (iii) future bookings with our Hawaiian travel agency. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less. These restricted cash balances are held by high credit quality financial institutions. The carrying values of these instruments approximate their fair values due to their short maturities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the condensed consolidated balance sheets to the total balance shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2023	2022	2022	2021
Cash and cash equivalents	$263,453	$283,472	$402,975	$344,557
Restricted cash	14,820	11,593	16,249	12,571
Total cash, cash equivalents and restricted cash	$278,273	$295,065	$419,224	$357,128

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

Leases

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our operating leases for which the rate implicit in the lease is not readily determinable, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. The incremental borrowing rate is determined based on the weighted average incremental borrowing rate at the lease commencement or modification date that is commensurate with the rate of interest in a similar economic environment that we would have to pay to borrow an amount equal to our future lease payments on a collateralized basis over a similar term, including reasonably certain options to extend or terminate. The determination of the incremental borrowing rate could materially impact our lease liabilities. Operating right-of-use ("ROU") assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components are accounted for separately.

Revenue Recognition

The Company’s revenue contracts with customers consist of gaming wagers (including both those made at our casino properties and online B2C wagers), hotel room sales, food & beverage offerings and other amenity transactions. See Collaborative Arrangements below for further discussion of revenues earned under our online collaborative arrangements. The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gaming revenues. The transaction price for hotel, food & beverage and other contracts is the net amount collected from the customer for such goods and services. Hotel, food & beverage and other services have been determined to be separate, stand-alone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel, when the delivery is made for the food & beverage or when the service is provided for other amenity transactions.

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

The Company's outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. See Note 5, Accrued Liabilities, for the balance related to outstanding chips.

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

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Food & beverage	$28,259	$27,578
Room	15,148	15,083
Other	1,876	2,013

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations in the condensed consolidated statements of operations. Gaming taxes recorded as gaming expense totaled approximately $130.1 million and $131.8 million for the three months ended March 31, 2023 and 2022, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled approximately $0.6 million for the three months ended March 31, 2023. There was not any gaming tax recorded as online expense for the three months ended March 31, 2022.

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

Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above. Based on recent earnings and forecasted projections of the Company’s operations, sufficient positive evidence may become available to reach a conclusion that the valuation allowance on a portion of our state deferred tax assets will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets in the near future. The release of our valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period in which the release is recorded.

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

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), which has established itself as the nation's clear leader in sports-betting, to pursue sports-betting opportunities, across the country, both at our properties and online. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas properties, our properties in Mississippi and all of the properties in the states where we offer online sports wagering. In addition, we offer online casino gaming in Pennsylvania and New Jersey through our partnership with FanDuel. Under our online collaborative arrangements, we receive a revenue share from the third-party operator based on actual wagering wins and losses. The activities related to these collaborative arrangements are recorded in online revenue and online expense on the condensed consolidated statements of operations. The activities related to sportsbooks at our properties are recorded in gaming revenue and gaming expense.

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $96.0 million and $41.9 million for the three months ended March 31, 2023 and 2022, respectively.

Currency Translation

The Company translates the financial statements of its foreign subsidiary that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. If a material income statement event occurs, the transaction would be translated at the exchange rate in effect on the date of occurrence. Translation adjustments resulting from this process are recorded in other comprehensive income (loss). Gains or losses from foreign currency transaction remeasurements are recorded as other non-operating income (expense).

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

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

NOTE 2.    ACQUISITION

Pala Interactive

On November 1, 2022, Boyd Interactive Gaming Inc. ("Boyd Interactive Inc."), a wholly owned subsidiary of the Company, completed its previously announced acquisition of Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Interactive Canada Inc. ("Pala Canada"), pursuant to a Purchase Agreement and Plan of Merger (the "Merger Agreement"), entered into on March 28, 2022, by and among Boyd Interactive Inc., Boyd Phoenix Acquisition, LLC, a wholly owned subsidiary of Boyd Interactive Inc. ("Merger Sub"), Boyd Phoenix Canada Inc., a wholly owned subsidiary of Boyd Gaming, Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive. Pursuant to the Merger Agreement, Merger Sub merged with and into Pala Interactive (the "Merger"), with Pala Interactive surviving the Merger. Pala Interactive is now a wholly owned subsidiary of Boyd Interactive Inc.

Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. We view this acquisition as an important step forward in our online growth strategy as it provides us with the talent and technology to begin building our regional online casino business. While online casinos are now limited to just a few states, over the long term we believe there is growth and additional profit potential for our Company from online gaming. By owning and operating an online gaming business, we are able to leverage our nationwide portfolio and extensive customer database to grow in the online casino space. The acquired company is aggregated into our Online segment (See Note 10, Segment Information).

Consideration Transferred

The fair value of the consideration transferred on the date of the Merger Agreement included the purchase price of the net assets transferred. The total gross cash consideration was $175.2 million (with $7.3 million of cash acquired, for total cash paid for acquisitions, net of cash received of $167.9 million).

Status of Purchase Price Allocation

The Company is following the acquisition method of accounting pursuant to FASB Accounting Standards Codification Topic 805 ("ASC 805"). For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Merger. Subsequent to March 31, 2023, the Company finalized its determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. There was no change in the fair value of the intangible assets acquired or the related allocation of goodwill from the preliminary values included in the condensed consolidated financial statements at March 31, 2023 and December 31, 2022, to the final fair value determination subsequent to March 31, 2023.

The following table summarizes the purchase price allocation as of March 31, 2023 and December 31, 2022:

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

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

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to reporting units included in the Online reportable segment. All of the goodwill, except $2.9 million allocated to Pala Canada, is expected to be deductible for income tax purposes.

The Company recognized $0.1 million and $1.8 million of acquisition related costs that were expensed for the three months ended March 31, 2023 and 2022, respectively. These costs are included in project development, preopening and writedowns on the condensed consolidated statements of operations.

The revenue and earnings from the Merger are not material for the period subsequent to acquisition through December 31, 2022. The pro-forma revenue and earnings from the Merger assuming all impacts as if it had been completed on January 1, 2022 are not material through December 31, 2022.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Land	$333,899	$334,368
Buildings and improvements	3,196,458	3,172,676
Furniture and equipment	1,754,530	1,707,212
Riverboats and barges	241,918	241,898
Construction in progress	105,787	87,612
Total property and equipment	5,632,592	5,543,766
Less accumulated depreciation	(3,203,431)	(3,149,530)
Property and equipment, net	$2,429,161	$2,394,236

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Depreciation expense	$57,399	$60,675

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31, 2023
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.9	$35,050	$(34,305)	$—	$—	$745
Host agreements	10.2	58,000	(18,689)	—	—	39,311
Development agreement	6.4	21,373	(1,908)	—	—	19,465
Developed technology	9.6	37,327	(1,540)	—	(5)	35,782
B2B relationships	6.8	28,000	(1,631)	—	15	26,384
B2C relationships	11.6	13,000	(451)	—	—	12,549
		192,750	(58,524)	—	10	134,236

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(36,375)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	—	1,121,947
		1,582,081	(33,960)	(258,549)	—	1,289,572
Balances, March 31, 2023		$1,774,831	$(92,484)	$(258,549)	$10	$1,423,808

	December 31, 2022
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.6	$63,050	$(62,070)	$—	$—	$980
Host agreements	10.4	58,000	(17,722)	—	—	40,278
Development agreement	6.6	21,373	(1,145)	—	—	20,228
Developed technology	9.8	36,445	(600)	—	53	35,898
B2B relationships	7.0	28,000	(652)	—	12	27,360
B2C relationships	11.8	13,000	(181)	—	—	12,819
		219,868	(82,370)	—	65	137,563

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(36,375)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	—	1,121,947
		1,582,081	(33,960)	(258,549)	—	1,289,572
Balances, December 31, 2022		$1,801,949	$(116,330)	$(258,549)	$65	$1,427,135

The following table presents the future amortization expense for our amortizing intangible assets as of  March 31, 2023:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Total
For the year ending December 31,
2023 (excluding three months ended March 31, 2023)	$705	$2,900	$2,290	$2,815	$2,938	$813	$12,461
2024	40	3,867	3,053	3,822	3,914	1,083	15,779
2025	—	3,867	3,053	3,822	3,914	1,083	15,739
2026	—	3,867	3,053	3,822	3,914	1,083	15,739
2027	—	3,867	3,053	3,819	3,914	1,083	15,736
Thereafter	—	20,943	4,963	17,682	7,790	7,404	58,782
Total future amortization	$745	$39,311	$19,465	$35,782	$26,384	$12,549	$134,236

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

___________________________________

___________________________________________________________________

Goodwill consists of the following:

	March 31, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	—	23	94,060
Managed & Other	30,529	—	(30,529)	—	—
Balances, March 31, 2023	$1,361,399	$(6,134)	$(326,078)	$23	$1,029,210

	December 31, 2022
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	—	20	94,057
Managed & Other	30,529	—	(25,992)	—	4,537
Balances, December 31, 2022	$1,361,399	$(6,134)	$(321,541)	$20	$1,033,744

Goodwill as of December 31, 2022 has been recast to reflect changes made in first quarter 2023 to the Company's segments. Goodwill in total as of December 31, 2022 did not change. See additional discussion in Note 10, Segment Information.

During the three months ended March 31, 2023, we recorded goodwill impairment charges of $4.5 million related to Managed & Other, our aggregated other nonreportable operating segments category. These noncash impairment charges are recorded in impairment of assets on the condensed consolidated statements of operations.

NOTE 5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Payroll and related	$57,850	$73,619
Interest	18,645	17,864
Gaming	78,239	77,638
Player loyalty program	27,969	25,852
Advance deposits	16,635	20,792
Outstanding chips	7,988	7,704
Dividends payable	16,289	15,476
Operating leases	89,481	88,776
Other	95,753	84,192
Total accrued liabilities	$408,849	$411,913

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

NOTE 6.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	March 31, 2023
	Interest			Unamortized
	Rates at			Origination
	March 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2023	Principal	Discount	Costs	Debt, Net
Credit Facility	6.653%	$1,105,000	$—	$(16,662)	$1,088,338
4.750% senior notes due 2027	4.750%	1,000,000	—	(9,253)	990,747
4.750% senior notes due 2031	4.750%	900,000	—	(11,122)	888,878
Other	5.208%	625	—	—	625
Total long-term debt		3,005,625	—	(37,037)	2,968,588
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$2,961,350	$—	$(37,037)	$2,924,313

	December 31, 2022
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2022	Principal	Discount	Costs	Debt, Net
Credit Facility	6.166%	$1,187,800	$—	$(17,865)	$1,169,935
4.750% senior notes due 2027	4.750%	1,000,000	—	(9,740)	990,260
4.750% senior notes due 2031	4.750%	900,000	—	(11,460)	888,540
Other	5.208%	674	—	—	674
Total long-term debt		3,088,474	—	(39,065)	3,049,409
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$3,044,199	$—	$(39,065)	$3,005,134

The outstanding principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Revolving Credit Facility	$220,000	$285,000
Term A Loan	836,000	847,000
Swing Loan	49,000	55,800
Total outstanding principal amounts	$1,105,000	$1,187,800

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $220.0 million and $49.0 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,167.2 million as of March 31, 2023.

Early Extinguishments and Modifications of Debt

During the three months ended March 31, 2022, the Company incurred $3.3 million in loss on early extinguishments and modifications of debt as a result of entering into a new credit agreement (the "Credit Facility") that replaced the then existing credit agreement. The $3.3 million incurred during the three months ended March 31, 2022, was for the write-off of unamortized deferred finance charges associated with the portion accounted for as a debt extinguishment.

Covenant Compliance

As of  March 31, 2023, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

__________________________________________________________________________________________

____________

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a development agreement and a management agreement with Wilton Rancheria. The development agreement obligated us to fund certain pre-development costs to assist Wilton Rancheria in its development and oversight of the gaming facility construction. The pre-development costs financed by us are to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% with payment timing and the payment amount subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria’s third-party credit agreement that provided funding for the construction project. Given the significant barriers of the project, a majority of the advances made during the 10-year period were historically reserved in full when advanced. The Sky River Casino opened on August 15, 2022 and started generating cash flows from operations. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. As such, the Company received $17.3 million in principal payments and $5.1 million in interest due under the note receivable during the three months ended March 31, 2023. The Company updated its evaluation of its expected losses on the note receivable given the amendment and payment in March 2023 combined with sustained operating strength, and concluded it expects to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable, which represented a reserve on both the development advances and interest on the note. The allowance reduction is thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and $14.3 million in interest income, both reflected in the condensed consolidated statement of operations for the  three months ended March 31, 2023. As of March 31, 2023, the principal and interest outstanding on the note receivable total $99.5 million. Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on monthly performance of the gaming facility. The management fee of $20.0 million for our management services for the three months ended March 31, 2023, is paid monthly and recorded in management fee revenue on the condensed consolidated statement of operations.

Commitments
As of March 31, 2023, other than the changes related to agreements with Wilton Rancheria as discussed above, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 8.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. As of  March 31, 2023,  $132.6 million remains available under the Share Repurchase Program. Subsequent to March 31, 2023, our Board of Directors authorized an additional $500.0 million increase to the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to repurchase any shares under this program. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Shares repurchased (2)	1,726	2,097
Total cost, including brokerage fees (3)	$106,327	$131,789
Average repurchase price per share (4)	$61.59	$62.86

(1) Shares repurchased reflect repurchases settled during the three months ended March 31, 2023 and 2022. These amounts exclude repurchases, if any, traded but not yet settled on or before March 31, 2023 and March 31, 2022, respectively.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Costs exclude 1% excise tax on corporate stock buybacks that was enacted under the Inflation Reduction Act of 2022 and became effective January 1, 2023.

(4) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers and excludes the 1% excise tax.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

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

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Gaming	$221	$229
Food & beverage	42	44
Room	20	21
Selling, general and administrative	1,120	1,165
Corporate expense	6,416	7,275
Total share-based compensation expense	$7,819	$8,734

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

The PSU grants awarded in fourth quarter 2019 and 2018 fully vested during first quarter 2023 and 2022, respectively. Common shares under the 2019 and 2018 grants were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth and Earnings Before Interest, Taxes, Depreciation and Amortization and Rent under master leases ("EBITDAR") growth for the three-year performance period of the grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in December 2019 resulted in a total of 519,782 shares being issued during first quarter 2023, representing approximately 2.00 shares per PSU. Of the 519,782 shares issued, a total of 200,904 were surrendered by the participants for payroll taxes, resulting in a net issuance of 318,878 shares due to the vesting of the 2019 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2022; therefore, the vesting of the PSUs did not impact compensation costs in our 2023 condensed consolidated statement of operations.

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

Unamortized Stock Compensation Expense and Recognition Period

As of March 31, 2023, there was approximately $21.9 million, $9.7 million and $1.9 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of March 31, 2023, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.5 years, 2.5 years and 3.7 years, respectively.

NOTE 9.     FAIR VALUE MEASUREMENTS

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	March 31, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$263,453	$263,453	$—	$—
Restricted cash	14,820	14,820	—	—
Investment available for sale	14,348	—	—	14,348

	December 31, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$283,472	$283,472	$—	$—
Restricted cash	11,593	11,593	—	—
Investment available for sale	13,670	—	—	13,670

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  March 31, 2023 and December 31, 2022.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.8 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  March 31, 2023 and December 31, 2022. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2023 and  December 31, 2022 is a discount rate of 12.0% and 12.4%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income (loss). At both  March 31, 2023 and December 31, 2022, $0.7 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  March 31, 2023 and December 31, 2022, $13.7 million and $13.0 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $2.1 million and $2.2 million as of  March 31, 2023 and December 31, 2022, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

The following table summarizes the changes in fair value of the Company's Level 3 asset:

	Investment Available for Sale
	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Balance at beginning of reporting period	$13,670	$15,822
Total gains (losses) (realized or unrealized):
Included in interest income	43	42
Included in other comprehensive income (loss)	635	(252)
Included in other items, net	—	—
Purchases, sales, issuances and settlements:
Settlements	—	—
Balance at end of reporting period	$14,348	$15,612

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

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

The fair value of indefinite-lived intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing the Company's impairment analyses.

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our note receivable and obligation under assessment agreements:

	March 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$99,549	$99,549	$98,707	Level 3
Liabilities
Obligation under assessment arrangements	21,703	18,854	25,064	Level 3

	December 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$118,162	$83,791	$82,338	Level 3
Liabilities
Obligation under assessment arrangements	22,293	19,304	25,738	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,105,000	$1,088,338	$1,100,820	Level 2
4.750% senior notes due 2027	1,000,000	990,747	955,000	Level 1
4.750% senior notes due 2031	900,000	888,878	810,000	Level 1
Other	625	625	625	Level 3
Total debt	$3,005,625	$2,968,588	$2,866,445

	December 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,187,800	$1,169,935	$1,183,565	Level 2
4.750% senior notes due 2027	1,000,000	990,260	928,750	Level 1
4.750% senior notes due 2031	900,000	888,540	784,125	Level 1
Other	674	674	674	Level 3
Total debt	$3,088,474	$3,049,409	$2,897,114

The estimated fair values of our note receivable and our obligation under assessment arrangements are based on a discounted cash flow approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  March 31, 2023 and December 31, 2022. The estimated fair values of our senior notes are based on quoted market prices as of  March 31, 2023 and December 31, 2022. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2023 and 2022.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

NOTE 10.    SEGMENT INFORMATION

During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations throughout the United States and Canada, including the operations from our recent acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive") on November 1, 2022, and operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator. These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

(1) Due to the current levels of demand in the market, Eastside Cannery remains closed since it was closed on March 18, 2020, in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus.

(2) Property is subject to a master lease agreement with a real estate investment trust.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate profitability based on Adjusted EBITDAR, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and Adjusted EBITDAR related to the online operations in our Online segment. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company as our Downtown Las Vegas properties cater to the Hawaiian market.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended March 31, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$176,321	$22,763	$25,381	$—	$—	$15,805	$240,270
Downtown Las Vegas	36,417	10,497	6,849	—	—	2,794	56,557
Midwest & South	440,085	38,324	17,835	—	—	15,929	512,173
Online	—	—	—	122,863	—	—	122,863
Managed & Other	11,485	—	—	—	20,030	588	32,103
Total Revenues	$664,308	$71,584	$50,065	$122,863	$20,030	$35,116	$963,966

	Three Months Ended March 31, 2022 (1)
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$173,590	$20,337	$19,657	$—	$—	$13,978	$227,562
Downtown Las Vegas	32,443	9,709	5,396	—	—	1,936	49,484
Midwest & South	450,514	33,697	17,356	—	—	15,494	517,061
Online	—	—	—	55,076	—	—	55,076
Managed & Other	11,407	—	—	—	—	153	11,560
Total Revenues	$667,954	$63,743	$42,409	$55,076	$—	$31,561	$860,743

(1) Revenues for the three months ended March 31, 2022 have been recast to reflect the breakout of online revenue and management fee revenue from other revenue and the segment changes made during first quarter 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2023 and  December 31, 2022 and for the three months ended March 31, 2023 and 2022

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations with Adjusted EBITDAR for the three months ended March 31, 2022 recast to reflect the segment changes made during first quarter 2023:

	Three Months Ended
	March 31,
(In thousands)	2023	a2022 (1)
Adjusted EBITDAR
Las Vegas Locals	$126,160	$118,695
Downtown Las Vegas	22,367	18,389
Midwest & South	198,684	212,200
Online	20,623	8,888
Managed & Other	21,551	2,393
Corporate expense	(22,239)	(21,729)
Adjusted EBITDAR	367,146	338,836
Other operating costs and expenses
Deferred rent	177	191
Master lease rent expense	26,828	26,306
Depreciation and amortization	61,560	62,478
Share-based compensation expense	7,819	8,734
Project development, preopening and writedowns	(18,874)	(10,029)
Impairment of assets	4,537	—
Other operating items, net	220	98
Total other operating costs and expenses	82,267	87,778
Operating income	284,879	251,058
Other expense (income)
Interest income	(18,145)	(420)
Interest expense, net of amounts capitalized	43,866	37,658
Loss on early extinguishments and modifications of debt	—	3,300
Other, net	104	(253)
Total other expense, net	25,825	40,285
Income before income taxes	259,054	210,773
Income tax provision	(59,323)	(47,845)
Net income	$199,731	$162,928

(1) Adjusted EBITDAR for the three months ended March 31, 2022 has been recast to reflect the segment changes made during first quarter 2023.

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts with assets as of December 31, 2022 recast to reflect the segment changes made during first quarter 2023:

	March 31,	December 31,
(In thousands)	2023	2022
Assets
Las Vegas Locals	$1,609,837	$1,613,553
Downtown Las Vegas	272,526	265,876
Midwest & South	3,727,390	3,745,476
Online	231,935	226,800
Managed & Other	228,579	207,962
Corporate	254,320	251,460
Total Assets	$6,324,587	$6,311,127

NOTE 11.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2023. During this period, up to the filing date, other than the following: (i) finalization of the purchase price accounting related to our acquisition as disclosed in Note 2, Acquisition; (ii) authorization by our Board of Directors of a $500.0 million increase to our Share Repurchase Program on May 4, 2023 and payment of the cash dividend as disclosed in Note 8, Stockholders' Equity and Stock Incentive Plans; and (iii) a $0.16 per share cash dividend declared by the Board of Directors on May 4, 2023 and payable July 15, 2023 to shareholders of record on June 15, 2023, we did not identify any additional subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

In mid-March 2020, all of our gaming facilities were closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of COVID-19. As of March 31, 2023, and as reflected in the table below, 27 of our 28 gaming facilities are open and operating. One of our properties in Las Vegas remains closed due to the current levels of demand in the market. After the property reopenings in 2020, we implemented a strategic shift in our operating philosophy to increase our focus on building loyalty with core customers and adopted a more efficient approach to doing business. This operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line and strengthen our free cash flow. We continue this strategy in 2023 and remain focused on our disciplined approach to operating the business.

We currently anticipate funding our operations over the next 12 months with the cash generated from our operations, supplemented, as necessary, by the cash we currently have available and the borrowing capacity available under our Credit Facility.

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations throughout the United States and Canada, including the operations from our recent acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive") on November 1, 2022, and operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner"). These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

Most of our gaming entertainment properties also include hotel, dining, sportsbook, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number of visits and spending levels of customers at our properties.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended
	March 31,
(In millions)	2023	2022
Total revenues	$964.0	$860.7
Operating income	284.9	251.1
Net income	199.7	162.9

Total Revenues

Total revenues for the three months ended March 31, 2023increased by $103.2 million, or 12.0%, compared to the prior year comparable period, primarily due to an increase in our online revenue of $67.8 million, including an increase of $54.1 million over the prior year comparable period of revenues from reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Online revenues increased year over year due primarily to: (i) the launch of online gaming in Ohio and Kansas in January 2023 and September 2022, respectively; (ii) the increase in revenues from reimbursements of gaming taxes and other expenses, as discussed above; and (iii) the acquisition on November 1, 2022 of Pala Interactive, LLC, our online gaming technology company that provides proprietary solutions on both a B2B and B2C basis. There was not any revenue associated with these new markets and business for the three months ended March 31, 2022. Additionally, during the three months ended March 31, 2023, we earned $20.0 million in management fees related to our management agreement with Wilton Rancheria. As the Sky River Casino opened on August 15, 2022, there was not any revenue associated with this management agreement for the three months ended March 31, 2022.

Operating Income

Operating income increased $33.8 million, or 13.5%, for the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to a 12.0% growth in revenues, including the $20.0 million in management fees, as discussed above. Operating income was also favorably impacted by a $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") for development advances over the last 10 years as we evaluated the current expected credit losses after an amendment to Wilton's third-party construction loan in March 2023 that allowed for payments to us to begin in March 2023. Operating income for the three months ended March 31, 2023, was unfavorably impacted by a $4.5 million increase in impairment of assets related to a goodwill impairment in our Managed & Other category. The operating income increase was offset by a $12.7 million gain on disposition of assets that favorably impacted operating income for the three months ended March 31, 2022.

Net Income
Net income  increased  $36.8  million for the three months ended  March 31, 2023 , compared to the prior year comparable period, primarily due  to: (i) the  $33.8 million increase in operating income, as discussed above; (ii) an increase in interest income of $17.7 million due to an adjustment to the expected loss for interest on the Wilton Note and interest earned on the Wilton Note during the three months ended  March 31, 2023 ; and (iii) a $3.3 million decrease in loss on early extinguishments and modifications of debt due primarily to the retirement of term loans under a former credit agreement during first quarter 2022. These items were offset by: (i) an increase in interest expense of $6.2 million primarily due to a 100-basis point increase in the weighted average interest rate; and (ii) an increase in the income tax provision of $11.5 million due to the Company's increases in operational performance.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  69% and 78% of revenues for the three months ended  March 31, 2023 and 2022, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes we pay under collaborative arrangements, represent our next most significant revenue source, generating  13% and  6% of revenues for the three months ended  March 31, 2023  and 2022 , respectively. Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 7% or less of revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2023	2022
REVENUES
Gaming	$664.3	$668.0
Food & beverage	71.6	63.7
Room	50.1	42.4
Online	122.9	55.1
Management fee	20.0	—
Other	35.1	31.5
Total revenues	$964.0	$860.7

DEPARTMENTAL OPERATING EXPENSES
Gaming	$249.8	$250.0
Food & beverage	59.3	53.9
Room	17.1	16.0
Online	102.0	46.0
Other	11.6	10.9
Total departmental operating expenses	$439.8	$376.8

MARGINS
Gaming	62.4%	62.6%
Food & beverage	17.2%	15.4%
Room	65.9%	62.3%
Online	17.0%	16.5%
Other	67.0%	65.4%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $3.6 million, or 0.5%, during the three months ended March 31, 2023, compared to the prior year comparable period, was primarily due to a 4.1% decrease in table game drop and a 6.7% decline in table game hold. While we saw growth in our core customer in all segments period over period, softness at our Mississippi and Louisiana properties offset this growth.

Food & Beverage

Food & beverage revenues increased $7.8 million, or 12.3%, during the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to an increase in food covers of 3.8% and in average guest check of 5.7%. Food & beverage margins increased due to the increase in average check of 5.7% exceeding the increase in cost per guest served of 5.3%.

Room

Room revenues increased $7.7 million, or 18.1%, during the three months ended March 31, 2023, compared to the prior year comparable period, primarily due to a 2.4% increase in occupancy and 7.5% increase in average daily rate, which were both primarily driven by our Las Vegas Locals and Downtown Las Vegas segments. We benefited from increased visitation to Las Vegas as well as convention business growth in Las Vegas over the prior year comparable period. Room margins increased due to the increase in average daily rate along with the decline in cost per room of 0.8%.

Online

Online revenues increased $67.8 million during the three months ended March 31, 2023, compared to the prior year comparable period, primarily driven by online gaming in Ohio and Kansas, as well as the acquisition of Pala Interactive in the fourth quarter of 2022, as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners which was $54.1 million of the increase from the prior year comparable period.

Management fee

Management fee revenue of $20.0 million relates to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California. As the Sky River Casino opened on August 15, 2022, there were not any management fees earned under this agreement for the three months ended March 31, 2022.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $3.6 million, or 11.3%, during the three months ended March 31, 2023, as compared to the corresponding periods of the prior year. The increase is driven by the Las Vegas Locals and Downtown Las Vegas segments as tourism and convention business has grown over the prior year comparable period.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each property's profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties comprising our Las Vegas Locals, Downtown Las Vegas, Midwest & South and Online segments. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by our Reportable Segments and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Total revenues
Las Vegas Locals	$240.3	$227.6
Downtown Las Vegas	56.5	49.5
Midwest & South	512.2	517.0
Online	122.9	55.1
Managed & Other	32.1	11.5
Total revenues	$964.0	$860.7

Adjusted EBITDAR (1)
Las Vegas Locals	$126.1	$118.7
Downtown Las Vegas	22.4	18.4
Midwest & South	198.7	212.2
Online	20.6	8.9
Managed & Other	21.5	2.4
Corporate expense	(22.2)	(21.8)
Adjusted EBITDAR	$367.1	$338.8

(1) Refer to Note 10, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $12.7 million, or 5.6%, during the three months ended March 31, 2023, as compared to the prior year comparable period, reflecting revenue increases in all departmental categories. Room revenue was the primary driver, increasing $5.7 million due to an increase in hotel occupancy rate of 7.7% and average daily rate of 11.7% over the prior year comparable period. Gaming revenue increased $2.7 million primarily due to a 2.9% growth in play from our core customers over the prior year comparable period. Food & beverage revenue increased by $2.4 million as food covers increased 3.3% and average guest check increased 7.1% over the prior year comparable period. Other revenue increased $1.8 million, which was primarily driven by increased entertainment over the prior year comparable period. Overall, the Las Vegas Locals segment benefited from increased visitation to Las Vegas along with growth from our core customer.

Adjusted EBITDAR increased by $7.5 million, or 6.2%, during the three months ended March 31, 2023, as compared to the prior year comparable period, due primarily to revenue growth offset by a change in revenue mix from the most profitable revenue stream to other lower margin non-gaming amenities.

Downtown Las Vegas
Total revenues increased by  $7.1 million, or  14.3% , during the  three months ended March 31, 2023 , as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. The Downtown Las Vegas segment caters more to customers from Hawaii. Room occupancy related to our Hawaiian customers increased 4.3% over the prior year comparable period and along with increased visitation to downtown Las Vegas drove a 27.0% increase in hotel revenue. Total revenues for the three months ended March 31, 2023, were also impacted by Fremont's new food hall, expanded slot offering and FanDuel sportsbook, which debuted in December 2022.

Adjusted EBITDAR increased by $4.0 million, or 21.6%, during the  three months ended March 31, 2023, as compared to the corresponding period of the pr ior year, due primarily to revenue growth from the Hawaiian customer, increased visitation to the downtown area and our recent investments at Fremont, as discussed above.

Midwest & South

Total revenues decreased by $4.9 million, or 0.9%, during the three months ended March 31, 2023, as compared to the corresponding period of the prior year, due primarily to a decline in gaming revenue of $10.4 million. The decrease in gaming revenue was primarily driven by a decrease in slot handle of 1.3% and table game hold of 7.0%. The gaming revenue decline was driven entirely by our properties in Louisiana and Mississippi and softness in those overall markets. The decline in gaming revenue was offset by an increase in food & beverage revenues of $4.6 million, which was driven by an increase in food covers of 3.8% and average guest check of 4.3%.

Adjusted EBITDAR decreased by $13.5 million, or 6.4%, during the three months ended March 31, 2023, as compared to the corresponding period of the prior year, due primarily to the decline in gaming revenue at our Louisiana and Mississippi properties.

Online

Online revenues increased $67.8 million during the three months ended March 31, 2023, compared to the prior year comparable period, primarily driven by online gaming in Ohio and Kansas, as well as the acquisition of Pala Interactive in the fourth quarter of 2022, as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners which was $54.1 million of the increase from the prior year comparable period.

Adjusted EBITDAR increased by $11.7 million during the three months ended March 31, 2023, as compared to the corresponding period of the prior year, due primarily to the increase in revenue, excluding reimbursements of gaming taxes paid on behalf of our online partners.

Managed & Other
Total reven ues and adjusted EBITDAR increased by  $20.5 million and $19.2 million, respectively, during the three months ended  March 31, 2023, as compared to the corresponding period of the prior year, due primarily to $20.0 million in Sky River Casino management fees during the three months ended March 31, 2023.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Selling, general and administrative	$100.3	$92.0
Master lease rent expense	26.8	26.3
Maintenance and utilities	36.0	32.9
Depreciation and amortization	61.6	62.5
Corporate expense	28.7	29.0
Project development, preopening and writedowns	(18.9)	(10.0)
Impairment of assets	4.5	—
Other operating items, net	0.2	0.1

Selling, General and Administrative

Selling, general and administrative expenses were consistent, as a percentage of revenues, and were 10.4% and 10.7% during the three months ended March 31, 2023 and 2022, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $26.8 million and $26.3 million during the three months ended March 31, 2023 and 2022, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, remained consistent at 3.7% and 3.8% during the three months ended March 31, 2023 and 2022, respectively.

Depreciation and Amortization

Depreciation and amortization expenses, as a percentage of revenues, were 6.4% and 7.3% during the three months ended March 31, 2023 and 2022, respectively. The percentage of revenue decrease to the comparable period in the prior year was primarily attributable to revenue growth as depreciation and amortization remained generally flat at $61.6 million and $62.5 million during the three months ended March 31, 2023 and 2022, respectively.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented 3.0% and 3.4% of revenues during the three months ended March 31, 2023 and 2022, respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the   three months ended March 31, 2023 , the Company benefited from a $20.1 million reduction of the allowance on the Wilton Note for development advances over the last 10 years offset by preopening costs of $0.9 million.  During the three months ended March 31, 2022, the Company benefited from a $12.7 million gain on disposition of assets offset by Pala Interactive acquisition-related costs of $1.8 million.

Impairment of Assets

During the three months ended March 31, 2023, as a result of our first quarter impairment review, the Company recorded an impairment charge of $4.5 million for goodwill related to our Managed & Other category.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Interest Expense, Net of Capitalized Interest and Interest Income	$25.7	$37.2
Average Long-Term Debt Balance (1)	3,035.6	3,071.9
Weighted Average Interest Rates	5.3%	4.3%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2023, decreased $11.5 million, or 30.9%, from the prior year comparable period primarily due to a $17.7 million interest income increase driven by a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note during the three months ended March 31, 2023. The increase in interest income is offset by a $6.2 million interest expense increase driven by a 100 basis point increase in the weighted average interest rate offset by a $36.3 million decline in the weighted average debt balance.

Loss on Early Extinguishments and Modifications of Debt

During the three months ended March 31, 2022, the Company incurred $3.3 million in loss on early extinguishments and modifications of debt as a result of entering into a new credit agreement (the "Credit Facility") that replaced the then existing credit agreement. The $3.3 million incurred during the three months ended March 31, 2022, was for the write-off of unamortized deferred finance charges associated with the portion accounted for as a debt extinguishment.

Income Taxes

The effective tax rates during the three months ended March 31, 2023 and 2022 were 22.9% and 22.7%, respectively. Our tax rate for the three months ended March 31, 2023 and 2022 was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At March 31, 2023 and December 31, 2022, we had balances of cash and cash equivalents of $263.5 million and $283.5 million, respectively. In addition, we held restricted cash balances of $14.8 million and $11.6 million at March 31, 2023 and December 31, 2022, respectively. Our working capital deficit at March 31, 2023 and December 31, 2022 was $134.8 million and $107.9 million, respectively.

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

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net cash provided by operating activities	$282.2	$233.7

Cash flows from investing activities
Capital expenditures	(96.1)	(46.6)
Payments received on note receivable	17.3	—
Proceeds received from disposition of assets	—	20.1
Other investing activities	(1.1)	—
Net cash used in investing activities	(79.9)	(26.5)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	(82.8)	12.1
Debt financing costs	—	(13.6)
Share-based compensation activities	(14.4)	(10.8)
Shares repurchased and retired	(106.3)	(131.8)
Dividends paid	(15.5)	—
Other financing activities	(0.1)	(1.0)
Net cash used in financing activities	(219.1)	(145.1)
Increase (decrease) in cash, cash equivalents and restricted cash	$(16.8)	$62.1

Cash Flows from Operating Activities

During the three months ended March 31, 2023 and 2022, we generated operating cash flow of $282.2 million and $233.7 million, respectively. Generally, operating cash flows increased during 2023 as compared to the prior year period due to $18.1 million in management fees received, $5.1 million received related to interest earned on the Wilton Note and overall revenue growth.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2023, we incurred net cash outflows for investing activities of $79.9 million comprised of capital expenditures of $96.1 million, primarily related to our Treasure Chest land-based casino project, Fremont food hall and slot floor expansion, IT equipment and building projects at various properties offset by a $17.3 million payment received related to the outstanding principal on the Wilton Note. During the three months ended March 31, 2022, we incurred net cash outflows for investing activities of $26.5 million comprised of capital expenditures of $46.6 million, primarily related to furniture and equipment purchases and building projects at various properties, offset by $20.1 million in proceeds from disposition of assets.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities during the three months ended March 31, 2023, primarily reflect share repurchases, payments on the outstanding principal under our Credit Facility, share-based compensation and dividends paid. The net cash outflows from financing activities in the three months ended March 31, 2022, primarily reflect share repurchases, debt financing costs related to the Credit Facility and share-based compensation, offset by an increase in the outstanding principal under the Credit Facility (see "Indebtedness").

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2023	December 31, 2022	Increase / (Decrease)
Credit Facility	$1,105.0	$1,187.8	$(82.8)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.6	0.7	(0.1)
Total long-term debt	3,005.6	3,088.5	(82.9)
Less current maturities	44.3	44.3	—
Long-term debt, net of current maturities	$2,961.3	$3,044.2	$(82.9)

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In millions)	2023	2022
Revolving Credit Facility	$220.0	$285.0
Term A Loan	836.0	847.0
Swing Loan	49.0	55.8
Total outstanding principal amounts	$1,105.0	$1,187.8

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $220.0 million and $49.0 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,167.2 million as of March 31, 2023.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.7% at March 31, 2023 and 6.2% at December 31, 2022.

Debt Service Requirements

Debt service requirements for the Term A Loan include amortization in an annual amount equal to 5.00% of the original principal amount thereof, payable on a quarterly basis. Additionally, under the Credit Facility we have monthly to quarterly interest payment obligations, depending on the rates we lock in, for the Term A Loan, unused line interest payments and any outstanding borrowings under the Revolving Credit Facility, including the Swing Loan. Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon a fixed annual interest rate of 4.750%) and principal repayments of our $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 and our 4.750% Senior Notes due 2031.

Covenant Compliance

As of March 31, 2023, we were in compliance with the financial covenants of our debt instruments.

The indentures governing the senior notes contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the fixed charge coverage ratio (as defined in the respective indentures, which is a ratio of our consolidated EBITDA to fixed charges, including interest) for the trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, we may still borrow under our existing Credit Facility to the extent that borrowing capacity remains under that agreement, as well as from other funding sources as provided under our debt agreements.

Guarantor Financial Information

In connection with the issuance of our 4.750% Senior Notes due 2027 and our 4.750% Senior Notes due 2031 (collectively, the "Guaranteed Notes" or "Senior Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	March 31,	December 31,
(In millions)	2023	2022
Current assets	$422.3	$443.7
Noncurrent assets	8,993.7	8,767.9
Current liabilities	551.2	534.2
Noncurrent liabilities	4,068.1	4,136.8

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Three Months Ended
(In millions)	March 31, 2023
Revenues	$953.4
Operating income	495.5
Income before income taxes	451.9
Net income	404.5

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

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). On June 1, 2022, our Board of Directors authorized a $500.0 million increase to the Share Repurchase Program. As of March 31, 2023, we were authorized to repurchase up to an additional $132.6 million in shares of our common stock under the Share Repurchase Program. Subsequent to March 31, 2023, our Board of Directors authorized an additional $500.0 million increase to the Share Repurchase Program. We are not obligated to repurchase any shares under this program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 1.7 million and 2.1 million shares during the three months ended March 31, 2023 and 2022, respectively.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company's cash dividend program.

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16

Other Items Affecting Liquidity

We anticipate funding our capital requirements using cash on hand, cash being generated by our properties and availability under our Credit Facility, to the extent borrowing capacity exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $240 million to $260 million. We fund our capital expenditures through cash on hand, our Credit Facility and operating cash flows.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital, including construction of a land-based facility at Treasure Chest which will replace our existing riverboat and renovating the Fremont slot floor, the last phase of the Fremont project. Both of these projects are in addition to our maintenance capital spending, and we expect to spend $100 million during 2023 related to these projects.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming is currently permitted. We also pursue expansion opportunities in jurisdictions where casino and online gaming is not currently permitted in order to be prepared to develop projects upon approval of casino or online gaming. Such expansions will be affected and determined by several key factors, which may include the following:

•	the outcome of gaming license selection processes;
•	the approval of gaming in jurisdictions where we have been active but where casino or online gaming is not currently permitted;
•	identification of additional suitable investment opportunities in current gaming jurisdictions; and
•	availability of acceptable financing.

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

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include:

•	the general effect, and expectation, of the national and global economy on our business, including but not limited to interest rates and inflationary pressures, as well as the economies where each of our properties are located;
•	the factors that contribute to our ongoing success and our ability to be successful in the future;
•	impacts caused by the COVID-19 pandemic or any other public health emergencies we may encounter;
•	our business model, areas of focus and strategy for driving business results;
•	competition, including expansion of gaming into additional markets including online gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	our ability to maintain the integrity of our information technology systems and to protect our internal information;
•	indebtedness, including our ability to refinance or pay amounts outstanding under our credit agreement and our unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•

our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on growth of the gaming industry, future development opportunities and merger and acquisition activity in general;

•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for stockholders, and are available at the right price;
•	that our credit agreement and our cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our belief that all pending litigation claims, if adversely decided, will not have a material adverse effect on our business, financial position, results of operations or cash flows;
•	our estimates and expectations regarding anticipated taxes, tax credits or tax refunds;
•	our compliance with government regulations, including our ability to receive and maintain necessary approvals for our projects;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos;
•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles may differ from actual results; and
•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the credit agreement.

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2022, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. We are exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and US dollar, our exposure is limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the US dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in the Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of March 31, 2023, our long-term variable-rate borrowings represented approximately 36.8% of total long-term debt. Based on March 31, 2023 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $11.1 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

Item 1A.     Risk Factors

There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
January 1, 2023 through January 31, 2023	557,200	$57.79	557,200	$206,761,737
February 1, 2023 through February 28, 2023	522,734	64.60	522,734	172,993,861
March 1, 2023 through March 31, 2023	646,374	62.44	646,374	132,635,666
Total	1,726,308	$61.59	1,726,308	$132,635,666

(1) All shares repurchased are covered by our share repurchase program as approved by our Board of Directors (the "Share Repurchase Program"). The Board of Directors approved $300.0 million for our Share Repurchase Program on October 21, 2021 and an additional $500.0 million on June 1, 2022. Subsequent to March 31, 2023, our Board of Directors authorized an additional $500.0 million to the Share Repurchase Program for a total authorization of $1.3 billion. The Share Repurchase Program has no expiration date.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Incorporated by reference to Exhibit 22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2023.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer