Form 10-Q
period 2023-06-30
BOYD GAMING CORP
filed 2023-08-03
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2023 was 100,012,042.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2023

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$260,787	$283,472
Restricted cash	11,615	11,593
Accounts receivable, net	104,333	109,053
Inventories	21,408	22,173
Prepaid expenses and other current assets	52,079	49,379
Income taxes receivable	8,824	2,558
Total current assets	459,046	478,228
Property and equipment, net	2,451,856	2,394,236
Operating lease right-of-use assets	810,300	830,345
Other assets, net	133,172	147,439
Intangible assets, net	1,420,692	1,427,135
Goodwill, net	1,029,415	1,033,744
Total assets	$6,304,481	$6,311,127
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$96,883	$129,946
Current maturities of long-term debt	44,275	44,275
Accrued liabilities	405,408	411,913
Total current liabilities	546,566	586,134
Long-term debt, net of current maturities and debt issuance costs	2,899,691	3,005,134
Operating lease liabilities, net of current portion	735,345	758,440
Deferred income taxes	308,654	318,609
Other liabilities	65,416	52,185
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 100,012,042 and 102,816,110 shares outstanding	1,000	1,028
Additional paid-in capital	102,723	305,152
Retained earnings	1,645,682	1,285,827
Accumulated other comprehensive loss	(596)	(1,382)
Total stockholders' equity	1,748,809	1,590,625
Total liabilities and stockholders' equity	$6,304,481	$6,311,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues
Gaming	$660,729	$684,925	$1,325,037	$1,352,879
Food & beverage	70,366	70,299	141,950	134,042
Room	49,761	49,904	99,826	92,313
Online	85,002	56,774	207,865	111,850
Management fee	17,446	—	37,476	—
Other	33,646	32,548	68,762	64,109
Total revenues	916,950	894,450	1,880,916	1,755,193
Operating costs and expenses
Gaming	249,999	254,500	499,794	504,542
Food & beverage	58,622	57,456	117,951	111,390
Room	18,580	17,285	35,700	33,275
Online	71,393	48,899	173,398	94,888
Other	11,003	11,678	22,570	22,614
Selling, general and administrative	99,070	95,662	199,389	187,709
Master lease rent expense	27,099	26,654	53,927	52,960
Maintenance and utilities	37,591	34,517	73,617	67,407
Depreciation and amortization	62,220	66,757	123,780	129,235
Corporate expense	31,705	34,872	60,360	63,876
Project development, preopening and writedowns	5,201	912	(13,673)	(9,117)
Impairment of assets	—	—	4,537	—
Other operating items, net	438	188	658	286
Total operating costs and expenses	672,921	649,380	1,352,008	1,259,065
Operating income	244,029	245,070	528,908	496,128
Other expense (income)
Interest income	(2,715)	(483)	(20,860)	(903)
Interest expense, net of amounts capitalized	42,715	36,466	86,581	74,124
Loss on early extinguishments and modifications of debt	—	16,509	—	19,809
Other, net	522	3,750	626	3,497
Total other expense, net	40,522	56,242	66,347	96,527
Income before income taxes	203,507	188,828	462,561	399,601
Income tax provision	(11,053)	(42,065)	(70,376)	(89,910)
Net income	$192,454	$146,763	$392,185	$309,691

Basic net income per common share	$1.89	$1.33	$3.81	$2.79
Weighted average basic shares outstanding	102,025	110,118	102,818	111,151

Diluted net income per common share	$1.89	$1.33	$3.81	$2.78
Weighted average diluted shares outstanding	102,071	110,259	102,867	111,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net income	$192,454	$146,763	$392,185	$309,691
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	112	(619)	586	(803)
Foreign currency translation adjustments	196	—	200	—
Comprehensive income	$192,762	$146,144	$392,971	$308,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2023	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$1,590,625
Net income	—	—	—	199,731	—	199,731
Comprehensive income, net of tax	—	—	—	—	474	474
Foreign currency translation adjustments	—	—	—	—	4	4
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	45,942	1	(1,926)	—	—	(1,925)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(1,726,308)	(17)	(106,994)	—	—	(107,011)
Dividends declared ($0.16 per share)	—	—	—	(16,289)	—	(16,289)
Share-based compensation costs	—	—	7,819	—	—	7,819
Balances, March 31, 2023	101,486,622	1,015	191,589	1,469,269	(904)	1,660,969
Net income	—	—	—	192,454	—	192,454
Comprehensive income, net of tax	—	—	—	—	112	112
Foreign currency translation adjustments	—	—	—	—	196	196
Release of restricted stock units, net of tax	17,871	—	(63)	—	—	(63)
Shares repurchased and retired	(1,492,451)	(15)	(101,001)	—	—	(101,016)
Dividends declared ($0.16 per share)	—	—	—	(16,041)	—	(16,041)
Share-based compensation costs	—	—	12,198	—	—	12,198
Balances, June 30, 2023	100,012,042	$1,000	$102,723	$1,645,682	$(596)	$1,748,809

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2022	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746
Net income	—	—	—	162,928	—	162,928
Comprehensive loss, net of tax	—	—	—	—	(184)	(184)
Release of restricted stock units, net of tax	115,686	1	(2,720)	—	—	(2,719)
Release of performance stock units, net of tax	294,344	3	(8,113)	—	—	(8,110)
Shares repurchased and retired	(2,096,660)	(21)	(131,768)	—	—	(131,789)
Dividends declared ($0.15 per share)	—	—	—	(16,480)	—	(16,480)
Share-based compensation costs	—	—	8,734	—	—	8,734
Balances, March 31, 2022	109,616,510	1,096	693,858	856,536	(364)	1,551,126
Net income	—	—	—	146,763	—	146,763
Comprehensive loss, net of tax	—	—	—	—	(619)	(619)
Stock options exercised	101,675	1	1,804	—	—	1,805
Release of restricted stock units, net of tax	140,899	1	(2)	—	—	(1)
Release of performance stock units, net of tax	307	—	(8)	—	—	(8)
Shares repurchased and retired	(3,018,031)	(30)	(167,954)	—	—	(167,984)
Dividends declared ($0.15 per share)	—	—	—	(16,026)	—	(16,026)
Share-based compensation costs	—	—	14,099	—	—	14,099
Balances, June 30, 2022	106,841,360	$1,068	$541,797	$987,273	$(983)	$1,529,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$392,185	$309,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,780	129,235
Amortization of debt financing costs and discounts on debt	3,944	4,258
Non-cash operating lease expense	40,256	28,736
Non-cash expected credit loss (income) on note receivable	(34,371)	—
Share-based compensation expense	20,017	22,833
Deferred income taxes	(10,015)	18,798
Non-cash impairment of assets	4,537	—
Gain on sale of assets	—	(12,800)
Loss on early extinguishments and modifications of debt	—	19,809
Other operating activities	205	(99)
Changes in operating assets and liabilities:
Accounts receivable, net	4,739	2,724
Inventories	765	(1,001)
Prepaid expenses and other current assets	(2,220)	496
Income taxes (receivable) payable, net	(6,266)	(5,369)
Other assets, net	223	3,649
Accounts payable and accrued liabilities	(38,185)	(40,098)
Operating lease liabilities	(40,256)	(28,736)
Other liabilities	3,937	4,086
Net cash provided by operating activities	463,275	456,212
Cash Flows from Investing Activities
Capital expenditures	(171,386)	(98,699)
Payments received on note receivable	49,720	—
Proceeds received from disposition of assets	—	21,350
Other investing activities	(2,255)	—
Net cash used in investing activities	(123,921)	(77,349)
Cash Flows from Financing Activities
Borrowings under credit facilities	753,200	1,207,000
Payments under credit facilities	(862,500)	(1,025,897)
Retirements of senior notes	—	(300,000)
Premium fees	—	(12,939)
Debt financing costs	—	(13,680)
Share-based compensation activities	(14,447)	(9,033)
Shares repurchased and retired	(206,356)	(299,773)
Dividends paid	(31,764)	(16,480)
Other financing activities	(87)	(1,170)
Net cash used in financing activities	(361,954)	(471,972)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(63)	—
Change in cash, cash equivalents and restricted cash	(22,663)	(93,109)
Cash, cash equivalents and restricted cash, beginning of period	295,065	357,128
Cash, cash equivalents and restricted cash, end of period	$272,402	$264,019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$84,121	$70,697
Cash received for interest	8,513	—
Cash paid for income taxes	86,208	76,128
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$7,693	$3,987
Dividends declared not yet paid	16,041	16,026
Expected credit loss (income) on note receivable	(34,371)	—
Operating lease right-of-use asset and liability remeasurements	—	(11,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

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

The results for the periods indicated are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods.

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

Recasted Condensed Consolidated Statements of Operations (Unaudited)

In first quarter 2023, the Company separated out online revenue and management fee revenue from other revenue. This change was a result of increased contributions to the Company in these two areas and related update to our reportable segments discussed in Note 10, Segment Information. Revenue for the three and six months ended June 30, 2022 has been recast to conform to this presentation. The disaggregation of online revenue and management fee revenue from other revenue did not impact the Company's total revenues, net income or earnings per share as previously reported for the three and six months ended June 30, 2022.

Additionally, during the first quarter 2023, the Company evaluated its reportable segments and changed them to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online. To reconcile to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. These changes reflect the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. Segment information for the three and six months ended June 30, 2022 has been recast to conform to this presentation. See Note 10, Segment Information, for additional information.

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2023	2022	2022	2021
Cash and cash equivalents	$260,787	$283,472	$250,195	$344,557
Restricted cash	11,615	11,593	13,824	12,571
Total cash, cash equivalents and restricted cash	$272,402	$295,065	$264,019	$357,128

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

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

We have established player loyalty programs to encourage repeat business from frequent and active slot machine customers and other patrons. Members earn points based on gaming activity and such points can be redeemed for complimentary slot play, food & beverage, hotel rooms and other free goods and services.

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the player loyalty contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers, excluding race and sports wagers, is recognized when the wagers occur as all such wagers settle immediately. The allocated revenue for race and sports wagers is recognized when the specific event or game occurs. The player loyalty contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 5, Accrued Liabilities, for the balance outstanding related to player loyalty programs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Food & beverage	$29,336	$29,330	$57,595	$56,908
Room	15,346	16,706	30,494	31,789
Other	2,061	2,334	3,937	4,347

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $129.7 million and $135.1 million for the three months ended June 30, 2023 and 2022, respectively, and were $259.8 million and $266.9 million for the six months ended June 30, 2023 and 2022, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $1.2 million and $1.8 million for the three and six months ended June 30, 2023, respectively. There was not any gaming tax recorded as online expense for the three and six months ended June 30, 2022.

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

In performing our second quarter valuation allowance analysis, we determined that the positive evidence in favor of releasing a portion of our valuation allowance for certain state jurisdictions, outweighed the negative evidence. We utilize a rolling twelve quarters of pre-tax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended June 30, 2023. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended June 30, 2023 provided positive evidence that supported the release of the valuation allowance against a significant portion of our state deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized. As a result, during the second quarter, we released $35.9 million of valuation allowance on our state income tax net operating loss carryforwards and other deferred tax assets.

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

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting operator, to pursue sports-betting opportunities across the country, both at our properties and online. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas properties, our properties in Mississippi and all of the properties in the states noted above where we offer online sports wagering. In addition, we offer online casino gaming in Pennsylvania through our partnership with FanDuel. Under our online collaborative arrangements, we receive a revenue share from the third-party operator based on actual wagering wins and losses. The activities related to these collaborative arrangements are recorded in online revenue and online expense on the condensed consolidated statements of operations. The activities related to sportsbooks at our properties are recorded in gaming revenue and gaming expense.

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $63.3 million and $48.0 million for the three months ended June 30, 2023 and 2022, respectively, and $159.3 million and $89.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

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

NOTE 2.    ACQUISITION

Pala Interactive

On November 1, 2022, Boyd Interactive Gaming Inc. ("Boyd Interactive Inc."), a wholly owned subsidiary of the Company, completed its previously announced acquisition of Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Interactive Canada Inc. ("Pala Canada"), pursuant to a Purchase Agreement and Plan of Merger (the "Merger Agreement"), entered into on March 28, 2022, by and among Boyd Interactive Inc., Boyd Phoenix Acquisition, LLC ("Merger Sub"), a wholly owned subsidiary of Boyd Interactive Inc., Boyd Phoenix Canada Inc., a wholly owned subsidiary of Boyd Gaming, Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive. Pursuant to the Merger Agreement, Merger Sub merged with and into Pala Interactive (the "Merger"), with Pala Interactive surviving the Merger. Pala Interactive is now a wholly owned subsidiary of Boyd Interactive Inc.

Pala Interactive is an innovative online gaming technology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. We view this acquisition as an important step forward in our online growth strategy as it provides us with the talent and technology to begin building our regional online casino business. While online casinos are now limited to just a few states, over the long term, we believe there is growth and additional profit potential for our Company from online gaming. By owning and operating an online gaming business, we are able to leverage our nationwide portfolio and extensive customer database to grow in the online casino space. The acquired company is aggregated into our Online segment (See Note 10, Segment Information).

Consideration Transferred

The fair value of the consideration transferred on the date of the Merger included the purchase price of the net assets transferred. The total gross cash consideration was $175.2 million (with $7.3 million of cash acquired, for total cash paid for acquisitions, net of cash received of $167.9 million).

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting pursuant to FASB Accounting Standards Codification Topic 805 ("ASC 805"). For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Merger. In second quarter 2023, the Company finalized its determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. There was no change in the fair value of the intangible assets acquired or the related allocation of goodwill from the preliminary values included in the consolidated financial statements at December 31, 2022, to the final fair value determination included in the condensed consolidated financial statements at  June 30, 2023.

The following table summarizes the purchase price allocation as of June 30, 2023 and December 31, 2022:

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives:

	Useful Lives
(In thousands)	(in years)	As Recorded
Buildings and improvements	5	$22
Furniture and equipment	2 - 5	423
Property and equipment acquired		$445

The following table summarizes the values assigned to acquired intangible assets and weighted average useful lives of definite-lived intangible assets:

	Useful Lives
(In thousands)	(in years)	As Recorded
Developed technology	10	$36,000
B2B relationships	7 - 10	28,000
B2C relationships	12	13,000
Total intangible assets acquired		$77,000

The goodwill recognized is the excess of the purchase price over the values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to reporting units included in the Online reportable segment. All of the goodwill, except $7.8 million allocated to Pala Canada, is expected to be deductible for income tax purposes.

The Company expensed acquisition related costs of less than $0.1 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. These costs are included in project development, preopening and writedowns on the condensed consolidated statements of operations.

The revenue and earnings from the Merger are not material for the period subsequent to acquisition through December 31, 2022. The pro-forma revenue and earnings from the Merger assuming all impacts as if it had been completed on January 1, 2022 are not material through December 31, 2022.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Land	$333,899	$334,368
Buildings and improvements	3,195,184	3,172,676
Furniture and equipment	1,794,152	1,707,212
Riverboats and barges	241,966	241,898
Construction in progress	137,981	87,612
Total property and equipment	5,703,182	5,543,766
Less accumulated depreciation	(3,251,326)	(3,149,530)
Property and equipment, net	$2,451,856	$2,394,236

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Depreciation expense	$58,066	$64,953	$115,465	$125,628

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2023
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.6	$35,050	$(34,540)	$—	$—	$510
Host agreements	9.9	58,000	(19,656)	—	—	38,344
Development agreement	6.1	21,373	(2,671)	—	—	18,702
Developed technology	9.3	38,081	(2,469)	—	228	35,840
B2B relationships	6.6	28,000	(2,609)	—	55	25,446
B2C relationships	11.3	13,000	(722)	—	—	12,278
		193,504	(62,667)	—	283	131,120

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(36,375)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	—	1,121,947
		1,582,081	(33,960)	(258,549)	—	1,289,572
Balances, June 30, 2023		$1,775,585	$(96,627)	$(258,549)	$283	$1,420,692

	December 31, 2022
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.6	$63,050	$(62,070)	$—	$—	$980
Host agreements	10.4	58,000	(17,722)	—	—	40,278
Development agreement	6.6	21,373	(1,145)	—	—	20,228
Developed technology	9.8	36,445	(600)	—	53	35,898
B2B relationships	7.0	28,000	(652)	—	12	27,360
B2C relationships	11.8	13,000	(181)	—	—	12,819
		219,868	(82,370)	—	65	137,563

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(36,375)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	—	1,121,947
		1,582,081	(33,960)	(258,549)	—	1,289,572
Balances, December 31, 2022		$1,801,949	$(116,330)	$(258,549)	$65	$1,427,135

The following table presents the future amortization expense for our amortizing intangible assets as of  June 30, 2023:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Total
For the year ending December 31,
2023 (excluding six months ended June 30, 2023)	$470	$1,933	$1,527	$2,319	$2,000	$542	$8,791
2024	40	3,867	3,053	3,986	3,914	1,083	15,943
2025	—	3,867	3,053	3,986	3,914	1,083	15,903
2026	—	3,867	3,053	3,986	3,914	1,083	15,903
2027	—	3,867	3,053	3,985	3,914	1,083	15,902
Thereafter	—	20,943	4,963	17,578	7,790	7,404	58,678
Total future amortization	$510	$38,344	$18,702	$35,840	$25,446	$12,278	$131,120

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

Goodwill consists of the following:

	June 30, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	—	228	94,265
Managed & Other	30,529	—	(30,529)	—	—
Balances, June 30, 2023	$1,361,399	$(6,134)	$(326,078)	$228	$1,029,415

	December 31, 2022
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	—	20	94,057
Managed & Other	30,529	—	(25,992)	—	4,537
Balances, December 31, 2022	$1,361,399	$(6,134)	$(321,541)	$20	$1,033,744

Goodwill as of December 31, 2022 has been recast to reflect changes made in first quarter 2023 to the Company's segments. Goodwill in total as of December 31, 2022 did not change. See additional discussion in Note 10, Segment Information.

During the six months ended June 30, 2023, we recorded goodwill impairment charges of $4.5 million related to Managed & Other, our aggregated other nonreportable operating segments category. These noncash impairment charges are recorded in impairment of assets on the condensed consolidated statements of operations.

NOTE 5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Payroll and related	$64,686	$73,619
Interest	17,480	17,864
Gaming	74,338	77,638
Player loyalty programs	24,104	25,852
Advance deposits	17,056	20,792
Outstanding chips	7,712	7,704
Dividends payable	16,041	15,476
Operating leases	92,929	88,776
Other	91,062	84,192
Total accrued liabilities	$405,408	$411,913

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 6.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2023
	Interest			Unamortized
	Rates at			Origination
	June 30,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2023	Principal	Discount	Costs	Debt, Net
Credit facility	6.652%	$1,078,500	$—	$(15,572)	$1,062,928
4.750% senior notes due 2027	4.750%	1,000,000	—	(8,766)	991,234
4.750% senior notes due 2031	4.750%	900,000	—	(10,785)	889,215
Other	5.208%	589	—	—	589
Total long-term debt		2,979,089	—	(35,123)	2,943,966
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$2,934,814	$—	$(35,123)	$2,899,691

	December 31, 2022
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2022	Principal	Discount	Costs	Debt, Net
Credit facility	6.166%	$1,187,800	$—	$(17,865)	$1,169,935
4.750% senior notes due 2027	4.750%	1,000,000	—	(9,740)	990,260
4.750% senior notes due 2031	4.750%	900,000	—	(11,460)	888,540
Other	5.208%	674	—	—	674
Total long-term debt		3,088,474	—	(39,065)	3,049,409
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$3,044,199	$—	$(39,065)	$3,005,134

The outstanding principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Revolving credit facility	$200,000	$285,000
Term A loan	825,000	847,000
Swing loan	53,500	55,800
Total outstanding principal amounts	$1,078,500	$1,187,800

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $200.0 million and $53.5 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,182.7 million as of June 30, 2023.

Early Extinguishments and Modifications of Debt

During the three and six months ended June 30, 2022, the Company incurred $16.5 million in loss on early extinguishments and modifications of debt due to the redemption of $300.0 million of our 8.625% senior notes due 2025 ("8.625% Senior Notes"), which was accounted for as a debt extinguishment. The $16.5 million incurred is comprised of $12.9 million related to premium fees paid and $3.6 million related to the write-off of unamortized deferred finance charges. In addition, during the six months ended June 30, 2022, the Company incurred $3.3 million in loss on early extinguishments and modifications of debt as a result of entering into a new credit agreement (the "Credit Facility") that replaced the then existing credit agreement. The $3.3 million incurred related to the write-off of unamortized deferred finance charges associated with the portion accounted for as a debt extinguishment.

Covenant Compliance

As of  June 30, 2023, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a development agreement and a management agreement with Wilton Rancheria. The development agreement obligated us to fund certain pre-development costs to assist Wilton Rancheria in its development and oversight of the gaming facility construction. The pre-development costs financed by us are to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% with payment timing and the payment amount subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria’s third-party credit agreement that provided funding for the construction project. Given the significant barriers of the project, a majority of the advances made during the 10-year period were historically reserved in full when advanced. The Sky River Casino opened on August 15, 2022 and after generating cash flows from operations, we updated our evaluation of expected losses on the note receivable which resulted in a partial release of the allowance during fourth quarter 2022. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expects to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in first quarter 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction is thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and $14.3 million in interest income, both reflected in the condensed consolidated statement of operations for the  six months ended June 30, 2023. The Company has received $49.7 million in principal payments and $8.5 million in interest due under the note receivable during the six months ended June 30, 2023 and as of June 30, 2023, the principal and interest outstanding on the note receivable total  $66.3 million. Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on monthly performance of the gaming facility. The management fee of $17.4 million and  $37.5 million for our management services for the three and six months ended June 30, 2023, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statement of operations.

Commitments
As of June 30, 2023, other than the changes related to agreements with Wilton Rancheria as discussed above, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 8.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. As of  June 30, 2023,  $532.6 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. We are not obligated to repurchase any shares under this program. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Shares repurchased (2)	1,492	3,018	3,219	5,115
Total cost, including brokerage fees (3)	$100,028	$167,984	$206,356	$299,773
Average repurchase price per share (4)	$67.02	$55.66	$64.11	$58.61

(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2023 and 2022. These amounts exclude repurchases, if any, traded but not yet settled on or before June 30, 2023 and 2022, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Gaming	$307	$292	$528	$521
Food & beverage	59	56	101	100
Room	28	26	48	47
Selling, general and administrative	1,563	1,487	2,683	2,651
Corporate expense	10,241	12,239	16,657	19,514
Total share-based compensation expense	$12,198	$14,100	$20,017	$22,833

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

Unamortized Stock Compensation Expense and Recognition Period

As of June 30, 2023, there was approximately $15.5 million, $5.6 million and $1.7 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of June 30, 2023, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.2 years, 2.2 years and 3.6 years, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$260,787	$260,787	$—	$—
Restricted cash	11,615	11,615	—	—
Investment available for sale	13,215	—	—	13,215

	December 31, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$283,472	$283,472	$—	$—
Restricted cash	11,593	11,593	—	—
Investment available for sale	13,670	—	—	13,670

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  June 30, 2023 and December 31, 2022.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  June 30, 2023 and December 31, 2022. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  June 30, 2023 and  December 31, 2022 is a discount rate of 12.3% and 12.4%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income (loss). At both  June 30, 2023 and December 31, 2022, $0.7 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  June 30, 2023 and December 31, 2022, $12.5 million and $13.0 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $2.1 million and $2.2 million as of  June 30, 2023 and December 31, 2022, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of reporting period	$14,348	$15,612	$13,670	$15,822
Total gains (losses) (realized or unrealized):
Included in interest income	44	42	87	84
Included in other comprehensive income (loss)	(497)	(903)	138	(1,155)
Purchases, sales, issuances and settlements:
Settlements	(680)	(635)	(680)	(635)
Balance at end of reporting period	$13,215	$14,116	$13,215	$14,116

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our note receivable and obligation under assessment agreements:

	June 30, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$66,335	$66,335	$65,893	Level 3
Liabilities
Obligation under assessment arrangements	21,261	18,546	24,739	Level 3

	December 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$118,162	$83,791	$82,338	Level 3
Liabilities
Obligation under assessment arrangements	22,293	19,304	25,738	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,078,500	$1,062,928	$1,072,313	Level 2
4.750% senior notes due 2027	1,000,000	991,234	945,000	Level 1
4.750% senior notes due 2031	900,000	889,215	802,125	Level 1
Other	589	589	589	Level 3
Total debt	$2,979,089	$2,943,966	$2,820,027

	December 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,187,800	$1,169,935	$1,183,565	Level 2
4.750% senior notes due 2027	1,000,000	990,260	928,750	Level 1
4.750% senior notes due 2031	900,000	888,540	784,125	Level 1
Other	674	674	674	Level 3
Total debt	$3,088,474	$3,049,409	$2,897,114

The estimated fair values of our note receivable and our obligation under assessment arrangements are based on a discounted cash flow approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  June 30, 2023 and December 31, 2022. The estimated fair values of our senior notes are based on quoted market prices as of  June 30, 2023 and December 31, 2022. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

Other than the retirement of the 8.625% Senior Notes (Level 1) during the six months ended June 30, 2022, that was funded through a combination of cash on hand and borrowings under the Credit Facility (Level 2), there were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2023 and 2022.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 10.    SEGMENT INFORMATION

During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our recent acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive") on November 1, 2022, and operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator. These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended June 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$171,986	$22,219	$23,295	$—	$—	$13,440	$230,940
Downtown Las Vegas	34,432	10,142	5,636	—	—	2,781	52,991
Midwest & South	443,440	38,005	20,830	—	—	16,571	518,846
Online	—	—	—	85,002	—	—	85,002
Managed & Other	10,871	—	—	—	17,446	854	29,171
Total Revenues	$660,729	$70,366	$49,761	$85,002	$17,446	$33,646	$916,950

	Three Months Ended June 30, 2022 (1)
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$176,875	$22,800	$22,889	$—	$—	$13,897	$236,461
Downtown Las Vegas	34,934	10,573	6,204	—	—	2,188	53,899
Midwest & South	460,879	36,926	20,811	—	—	16,321	534,937
Online	—	—	—	56,774	—	—	56,774
Managed & Other	12,237	—	—	—	—	142	12,379
Total Revenues	$684,925	$70,299	$49,904	$56,774	$—	$32,548	$894,450

	Six Months Ended June 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$348,307	$44,982	$48,676	$—	$—	$29,245	$471,210
Downtown Las Vegas	70,849	20,639	12,485	—	—	5,575	109,548
Midwest & South	883,525	76,329	38,665	—	—	32,500	1,031,019
Online	—	—	—	207,865	—	—	207,865
Managed & Other	22,356	—	—	—	37,476	1,442	61,274
Total Revenues	$1,325,037	$141,950	$99,826	$207,865	$37,476	$68,762	$1,880,916

	Six Months Ended June 30, 2022 (1)
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$350,465	$43,137	$42,546	$—	$—	$27,875	$464,023
Downtown Las Vegas	67,377	20,282	11,600	—	—	4,124	103,383
Midwest & South	911,393	70,623	38,167	—	—	31,815	1,051,998
Online	—	—	—	111,850	—	—	111,850
Managed & Other	23,644	—	—	—	—	295	23,939
Total Revenues	$1,352,879	$134,042	$92,313	$111,850	$—	$64,109	$1,755,193

(1) Revenues for the three and six months ended June 30, 2022 have been recast to reflect the breakout of online revenue and management fee revenue from other revenue and the segment changes made during first quarter 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2023 and  December 31, 2022 and for the three and six months ended June 30, 2023 and 2022

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations with Adjusted EBITDAR for the three and six months ended June 30, 2022 recast to reflect the segment changes made during first quarter 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	a2022 (1)	2023	a2022 (1)
Adjusted EBITDAR
Las Vegas Locals	$118,395	$125,334	$244,555	$244,029
Downtown Las Vegas	19,652	22,123	42,019	40,512
Midwest & South	201,833	218,859	400,517	431,059
Online	13,400	7,678	34,023	16,566
Managed & Other	19,546	2,512	41,097	4,905
Corporate expense	(21,464)	(22,633)	(43,703)	(44,362)
Adjusted EBITDAR	351,362	353,873	718,508	692,709
Other operating costs and expenses
Deferred rent	177	192	354	384
Master lease rent expense	27,099	26,654	53,927	52,960
Depreciation and amortization	62,220	66,757	123,780	129,235
Share-based compensation expense	12,198	14,100	20,017	22,833
Project development, preopening and writedowns	5,201	912	(13,673)	(9,117)
Impairment of assets	—	—	4,537	—
Other operating items, net	438	188	658	286
Total other operating costs and expenses	107,333	108,803	189,600	196,581
Operating income	244,029	245,070	528,908	496,128
Other expense (income)
Interest income	(2,715)	(483)	(20,860)	(903)
Interest expense, net of amounts capitalized	42,715	36,466	86,581	74,124
Loss on early extinguishments and modifications of debt	—	16,509	—	19,809
Other, net	522	3,750	626	3,497
Total other expense, net	40,522	56,242	66,347	96,527
Income before income taxes	203,507	188,828	462,561	399,601
Income tax provision	(11,053)	(42,065)	(70,376)	(89,910)
Net income	$192,454	$146,763	$392,185	$309,691

(1) Adjusted EBITDAR for the three and six months ended June 30, 2022 has been recast to reflect the segment changes made during first quarter 2023.

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

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts with assets as of December 31, 2022 recast to reflect the segment changes made during first quarter 2023:

	June 30,	December 31,
(In thousands)	2023	2022
Assets
Las Vegas Locals	$1,604,868	$1,613,553
Downtown Las Vegas	278,520	265,876
Midwest & South	3,741,120	3,745,476
Online	234,073	226,800
Managed & Other	191,818	207,962
Corporate	254,082	251,460
Total Assets	$6,304,481	$6,311,127

NOTE 11.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2023. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our recent acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive") on November 1, 2022, and operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner"). These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit and the ability to transfer digital funds from the players' cashless wallet "BoydPay", subject to certain gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services with cash or by credit card.

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

Maintaining Our Brand

The ability of our team members to deliver great customer service helps distinguish our Company and our brands from our competitors. Our team members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding and a loyalty program. Our players use their "Boyd Rewards" cards to earn and redeem points at nearly all of our properties. The "Boyd Rewards" club, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our properties. These key performance measures include the following:

•

Gaming revenue measures: slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash, including digital funds transferred from the players' cashless wallet "BoydPay", deposited in table games drop boxes, plus the sum of markers issued at all table games, are measures of volume and/or market share.  Slot win and table game hold, which mean the difference between customer wagers and customer winnings on slot machines and table games, respectively, represent the amount of wagers retained by us and recorded as gaming revenues. Slot win percentage and table game hold percentage, which are not fully controllable by us, represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

•

Food & beverage revenue measures: average guest check, which means the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served ("food covers"), which is an indicator of volume; and the cost per guest served, which is a measure of operating margin.

•

Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; and average daily rate ("ADR"), which is a price measure; and the cost per room, which is a measure of operating margin.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Total revenues	$917.0	$894.5	$1,880.9	$1,755.2
Operating income	244.0	245.1	528.9	496.1
Net income	192.5	146.8	392.2	309.7

Total Revenues

Total revenues for the three months ended June 30, 2023increased by $22.5 million, or 2.5%, compared to the prior year comparable period, primarily due to an increase in our online revenue of $28.2 million, including an increase of $15.3 million over the prior year comparable period of revenues from reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Total revenues for the six months ended June 30, 2023, increased $125.7 million, or 7.2%, as compared to the prior year comparable period primarily due to an increase in our online revenue of $96.0 million, including an increase of $69.3 million over the prior year comparable period of revenues from reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Online revenues increased year over year due primarily to: (i) the launch of online gaming in Ohio in January 2023; (ii) the increase in revenues from reimbursements of gaming taxes and other expenses, as discussed above; (iii) organic growth in Pennsylvania as the online market continues to mature; and (iv) the acquisition on November 1, 2022, of Pala Interactive, LLC, our online gaming technology company that provides proprietary solutions on both a B2B and B2C basis. Other than our online operations in Pennsylvania, there was not any revenue associated with these new markets and business for the three and six months ended June 30, 2022. Additionally, during the three and six months ended June 30, 2023, we earned $17.4 million and $37.5 million, respectively, in management fees related to our management agreement with Wilton Rancheria. As Sky River Casino opened on August 15, 2022, there was not any revenue associated with this management agreement for the three and six months ended June 30, 2022. Offsetting the increase in online revenue and Sky River Casino management fee income, is a decline of $24.2 million and $27.8 million in gaming revenue for the three and six months ended June 30, 2023, respectively, as compared to prior year comparable periods. The decline in gaming revenue is primarily due to softness in retail play throughout all three of our gaming entertainment property segments as the retail player is generally more sensitive to changes in the economy. In addition, we had a strong prior year comparable period particularly in Las Vegas as Las Vegas benefited from the lifting of mask mandates and COVID restrictions for the first full quarter since the COVID closures in 2020.

Operating Income

Operating income remained consistent for the three months ended June 30, 2023, compared to the prior year comparable period. While revenues grew by $22.5 million during the three months ended June 30, 2023, $15.3 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount of the reimbursement is also recorded as expense. Operating income increased $32.8 million, or 6.6%, for the six months ended June 30, 2023, compared to the prior year comparable period, primarily due to a 7.2% growth in revenues, including the $37.5 million in management fees, as discussed above. Operating income was also favorably impacted by a $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") during first quarter 2023 for development advances over the last 10 years as we evaluated the current expected credit losses after an amendment to Wilton's third-party construction loan in March 2023 that allowed for payments to us to begin in March 2023. Operating income was unfavorably impacted by a $4.5 million increase in impairment of assets related to a goodwill impairment in our Managed & Other category during first quarter 2023. The operating income net increase over the prior year comparable period, was offset by a $12.8 million gain on disposition of assets that favorably impacted operating income for the six months ended June 30, 2022 and did not reoccur during the six months ended June 30, 2023.

Net Income
Net income  increased  $45.7  million for the three months ended  June 30, 2023 , compared to the prior year comparable period, primarily due  to: (i) a decrease in income tax provision of $31.0 million due primarily to the release of state tax valuation allowances of $35.9 million; (ii) a decrease of $16.5 million in loss on early extinguishments and modifications of debt due to the retirement of the remaining $300.0 million aggregate principal amount of 8.625% Senior Notes due 2025 ("8.625% Senior Notes") during the three months ended June 30, 2022; and  (iii) an increase in interest income of $2.2  million due to interest earned on the Wilton Note during the three months ended  June 30, 2023 . Net income was unfavorably impacted by a $6.2 million increase in interest expense, which was primarily driven by a 110-basis point increase in the weighted average interest rate over the prior year comparable period.

Net income  increased  $82.5 million for the six months ended  June 30, 2023 , compared to the prior year comparable period, primarily due  to: (i) the  $32.8 million increase in operating income, as discussed above; (ii) an increase in interest income of $20.0  million due to an adjustment to the expected loss for interest on the Wilton Note and interest earned on the Wilton Note during the six months ended  June 30, 2023 ; (iii) a decrease of $19.8 million in loss on early extinguishments and modifications of debt due to the retirement of the remaining $300.0 million 8.625% Senior Notes and the retirement of term loans under a former credit agreement d uring the six months ended June 30, 2022; and (iv) a decrease in the income tax provision of $19.5 million which was driven by the release of state tax valuation allowances of $35.9 million offset by taxes on the Company's increased operational performance.  Net income was unfavorably impacted by a $12.5 million increase in interest expense, which was primarily driven by a 120-basis point increase in the weighted average interest rate over the prior year comparable period.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  72% and 77% of revenues for the three months ended  June 30, 2023 and 2022, respectively, and  70% and  77% of revenues for the six months ended June 30, 2023 and 2022, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating  9% and  6% of revenues for the three months ended  June 30, 2023  and 2022 , respectively, and 11% and 6% of revenues for the six months ended June 30, 2023 and 2022, respectively . Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
REVENUES
Gaming	$660.7	$684.9	$1,325.0	$1,352.9
Food & beverage	70.4	70.3	141.9	134.0
Room	49.8	49.9	99.8	92.3
Online	85.0	56.8	207.9	111.9
Management fee	17.4	—	37.5	—
Other	33.7	32.6	68.8	64.1
Total revenues	$917.0	$894.5	$1,880.9	$1,755.2

DEPARTMENTAL OPERATING EXPENSES
Gaming	$250.0	$254.5	$499.8	$504.5
Food & beverage	58.6	57.5	118.0	111.4
Room	18.6	17.3	35.7	33.3
Online	71.4	48.9	173.4	94.9
Other	11.0	11.7	22.6	22.6
Total departmental operating expenses	$409.6	$389.9	$849.5	$766.7

MARGINS
Gaming	62.2%	62.8%	62.3%	62.7%
Food & beverage	16.8%	18.2%	16.8%	16.9%
Room	62.7%	65.3%	64.2%	63.9%
Online	16.0%	13.9%	16.6%	15.2%
Other	67.4%	64.1%	67.2%	64.7%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $24.2 million, or 3.5%, during the three months ended June 30, 2023, compared to the prior year comparable period, was primarily due to declines in slot handle of 5.1%, slot win of 3.7%, table game drop of 7.1% and table game hold of 5.9%. While core customer play was in line with the prior year, which was the strongest core customer performance in our history, softness in our retail customer, which is more sensitive to changes in the economy, drove gaming revenue declines year over year. In addition, the second quarter of 2022 was particularly strong as Las Vegas benefited from the lifting of mask mandates and COVID restrictions for the first full quarter since the COVID closures in 2020.

The decrease in gaming revenues of $27.8 million, or 2.1%, during the six months ended June 30, 2023, compared to the prior year comparable period, was primarily due to declines in slot handle of 3.0%, slot win of 2.0%, table game drop of 5.6% and table game hold of 6.3%. The decline in gaming revenue is primarily due to softness in the retail customer, as discussed above.

Food & Beverage

Food & beverage revenues remained consistent during the three months ended June 30, 2023, compared to the prior year comparable period, however food and beverage margins declined from 18.2% to 16.8% for the three months ended June 30, 2023, primarily due to an increase in cost per guest served of 6.4%.

Food & beverage revenues increased $7.9 million, or 5.9%, during the six months ended June 30, 2023, compared to the prior year comparable period, primarily due to an increase in average guest check of 5.4%. Food & beverage margins remained consistent for the six months ended June 30, 2023, due to an increase in cost per guest served of 5.9% that offsets the increase in average guest check.

Room

Room revenues remained consistent during the three months ended June 30, 2023, compared to the prior year comparable period, however room margins declined from 65.3% to 62.7% for the three months ended June 30, 2023, primarily due to an increase in cost per room of 10.5%.

Room revenues increased $7.5 million, or 8.1%, during the three months ended June 30, 2023, compared to the prior year comparable period, primarily due to an increase in average daily rate of 3.2%. Room margins remained consistent for the six months ended June 30, 2023, due to an increase in cost per room of 4.9% that offsets the increase in average daily rate.

Online

Online revenues increased $28.2 million and $96.0 million during the three and six months ended June 30, 2023, compared to the prior year comparable period, primarily driven by the launch of online gaming in Ohio, growth in Pennsylvania and the acquisition of Pala Interactive in the fourth quarter of 2022, all as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners which represented $15.3 million and $69.3 million of the increase for the three and six months ended June 30, 2023, respectively, from the prior year comparable periods.

Management fee

Management fee revenue during the three and six months ended June 30, 2023 of $17.4 million and $37.5 million, respectively, relates to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California. As the Sky River Casino opened on August 15, 2022, there were not any management fees earned under this agreement for the three and six months ended June 30, 2022.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $1.1 million, or 3.4%, and $4.7 million, or 7.3%, during the three and six months ended June 30, 2023, as compared to the corresponding periods of the prior year. The increase is driven primarily by the Las Vegas Locals and Downtown Las Vegas segments as tourism and convention business has grown over the prior year comparable periods with the lifting of mask mandates and COVID restrictions in February 2022 in Las Vegas.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each property's profitability based on Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by our Reportable Segments and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Total revenues
Las Vegas Locals	$230.9	$236.5	$471.2	$464.0
Downtown Las Vegas	53.0	53.9	109.5	103.4
Midwest & South	518.9	534.9	1,031.0	1,052.0
Online	85.0	56.8	207.9	111.9
Managed & Other	29.2	12.4	61.3	23.9
Total revenues	$917.0	$894.5	$1,880.9	$1,755.2

Adjusted EBITDAR (1)
Las Vegas Locals	$118.4	$125.3	$244.6	$244.0
Downtown Las Vegas	19.7	22.1	42.0	40.5
Midwest & South	201.8	218.9	400.5	431.0
Online	13.4	7.7	34.0	16.6
Managed & Other	19.6	2.5	41.1	4.9
Corporate expense	(21.5)	(22.6)	(43.7)	(44.3)
Adjusted EBITDAR	$351.4	$353.9	$718.5	$692.7

(1) Refer to Note 10, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $5.5 million, or 2.3%, during the three months ended June 30, 2023, as compared to the prior year comparable period, due primarily to a $4.9 million decline in gaming revenue. The decrease in gaming revenue was attributable to declines in table game hold of 12.0%, table game drop of 11.2%, slot handle of 6.0% and slot win of 3.8% over the prior year comparable period. While core guest counts grew slightly year over year, softness in play from out-of-town gaming customers and retail customers drove declines in the current year quarter. In addition, the second quarter of 2022 was particularly strong as Las Vegas benefited from the lifting of mask mandates and COVID restrictions for the first full quarter since the COVID closures in 2020.

Total revenues increased by $7.2 million, or 1.5%, during the six months ended June 30, 2023, as compared to the prior year comparable period, reflecting revenue increases in all departmental categories, except gaming revenue. Room revenue was the primary driver of the growth, increasing $6.1 million due to an increase in hotel occupancy rate of 3.1% and average daily rate of 5.1% over the prior year comparable period. Food & beverage revenue increased by $1.8 million as average guest check increased 6.6% over the prior year comparable period. Other revenue increased $1.4 million, which was primarily driven by increased entertainment over the prior year comparable period with the lifting of COVID restrictions in February 2022. These revenue increases were offset by a decline in gaming revenue of $2.2 million primarily due to a 10.2% decrease in table game hold and a 10.0% decrease in table game drop over the prior year comparable period. Overall, the Las Vegas Locals segment benefited from increased visitation to Las Vegas.

Adjusted EBITDAR decreased by  $6.9  million, or 5.5%, during the three months ended  June 30, 2023 , as compared to the prior year comparable period, primarily due to the revenue decline discussed above.

Adjusted EBITDAR remained consistent  during the six months ended June 30, 2023, as compared to the prior year comparable period. Despite the revenue growth during the six months ended June 30, 2023, adjusted EBITDAR declined primarily due to a change in revenue mix from the most profitable revenue stream to other lower margin non-gaming amenities.

Downtown Las Vegas
Total revenues decreased slightly by  $0.9 million, or  1.7% , during the three months ended  June 30, 2023 , as compared to the prior year comparable period. Total revenues increased  $6.2 million, or 6.0% , during the  six months ended June 30, 2023 , as compared to the corresponding prior year period, reflecting revenue increases in all departmental categories. During the six months ended June 30, 2023, the hotel occupancy rate increased 120 basis points with 80 basis points of the increase related to our Hawaiian customers. I ncreased visitation to downtown Las Vegas drove a 7.6%  increase in room revenue. Total revenues for the six months ended June 30, 2023 , particularly during the first quarter of 2023, were also impacted by Fremont's new food hall, expanded slot offering and FanDuel sportsbook, which debuted in December 2022. After the debut of these new amenities in December 2022, we began work on a renovation of the Fremont's gaming floor and accelerated this renovation and related disruption during the second quarter of 2023 and the slower summer season. This renovation, along with a Main Street hotel remodel that resulted in only 20% of Main Street's rooms being available during the quarter, drove the declines during the three months ended June 30, 2023.

Adjusted EBITDAR decreased by $2.5 million, or 11.2%,  during the three months ended  June 30, 2023 , as compared to the prior year comparable period, primarily due to the revenue decline and construction disruption, as discussed above.

Adjusted EBITDAR increased  $1.5 million, or 3.7%, during the six months ended June 30, 2023, as compared to the prior year comparable period,  due primarily to revenue growth from the Hawaiian customer, increased visitation to the downtown area and our recent investments at Fremont, as discussed above.

Midwest & South

Total revenues decreased by $16.1 million, or 3.0%, during the three months ended June 30, 2023, as compared to the corresponding period of the prior year, due primarily to a $17.4 million decline in gaming revenue. The decrease in gaming revenue was attributable to declines in table game hold of 3.6%, table game drop of 4.2%, slot handle of 4.7% and slot win of 3.6% over the prior year comparable period. The gaming revenue decline is driven by continued softness in Louisiana and Mississippi as well as softness in the retail customer throughout our markets.

Total revenues decreased by $21.0 million, or 2.0%, during the six months ended June 30, 2023, as compared to the corresponding period of the prior year, due primarily to a $27.9 million decline in gaming revenue. The decrease in gaming revenue was attributable to declines in table game hold of 5.3%, table game drop of 2.8%, slot handle of 3.0% and slot win of 2.4% over the prior year comparable period. The gaming revenue decline is driven primarily by our properties in Louisiana and Mississippi and softness in those overall markets, particularly in the first quarter with trends improving sequentially from the first to second quarter, as well as overall softness in the retail customer throughout the segment. Offsetting the gaming revenue decline, was an increase in food & beverage revenue of $5.7 million, which was driven by a 4.3% increase in average guest check.

Adjusted EBITDAR decreased by $17.0 million, or 7.8%, and $30.5 million, or 7.1%, during the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods, due primarily to the gaming revenue declines, as discussed above.

Online

Online revenues increased $28.2 million and $96.0 million, during the three and six months ended June 30, 2023, respectively, compared to the prior year comparable period, primarily driven by the launch of online gaming in Ohio, growth in Pennsylvania and the acquisition of Pala Interactive in the fourth quarter of 2022, all as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners which represented $15.3 million and $69.3 million of the increase for the three and six months ended June 30, 2023, respectively, from the prior year comparable periods.

Adjusted EBITDAR increased by $5.7 million and $17.5 million, during the three and six months ended June 30, 2023, respectively, as compared to the corresponding period of the prior year, due primarily to the increase in revenue, excluding reimbursements of gaming taxes paid on behalf of our online partners.

Managed & Other
Total reven ues increased by  $16.8 million and $37.3 million, during the  three and six months ended June 30, 2023, respectively, as compared to the corresponding period of the prior year, due primarily to $17.4 million and $37.5 million in Sky River Casino management fees during the three and six months ended June 30, 2023, respectively .

Adjusted EBITDAR increased by $17.0 million and $36.2 million, during the  three and six months ended June 30, 2023 , respectively, as compared to the corresponding period of the prior year, due primarily to $17.4 million and $37.5 million in Sky River Casino management fees during the three and six months ended June 30, 2023, respectively .

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Selling, general and administrative	$99.1	$95.7	$199.4	$187.7
Master lease rent expense	27.1	26.7	53.9	53.0
Maintenance and utilities	37.6	34.5	73.6	67.4
Depreciation and amortization	62.2	66.8	123.8	129.2
Corporate expense	31.7	34.9	60.4	63.9
Project development, preopening and writedowns	5.2	0.9	(13.7)	(9.1)
Impairment of assets	—	—	4.5	—
Other operating items, net	0.4	0.2	0.7	0.3

Selling, General and Administrative
Selling, general and administrative expenses were consistent, as a percentage of revenues, and were  10.8% and 10.7% during the three months ended June 30, 2023 and 2022, respectively, and  10.6% and  10.7% during the six months ended June 30, 2023 and 2022, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $27.1 million and $26.7 million during the three months ended June 30, 2023 and 2022, respectively, and  $53.9 million and  $53.0 million during the six months ended June 30, 2023 and 2022, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of revenues, remained consistent at 4.1% and  3.9% during the three months ended June 30, 2023 and 2022, respectively, and 3.9% and  3.8% during the six months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of revenu es, were   6.8% and  7.5% during the  three months ended June 30, 2023 and 2022, respectively, and  6.6% and  7.4% during the six months ended June 30, 2023 and 2022, respectively. The decline as a percentage of revenues was primarily due to an increase in revenue during both the three and six months ended June 30, 2023 from the online segment and from management fees, both of which have limited fixed assets.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented  3.5% and  3.9% of revenues during the three months ended June 30, 2023 and 2022, respectively, and  3.2% and  3.6% of revenues during the six months ended June 30, 2023 and 2022, respectively. Contributing to the slight decline, as a percentage of revenues, is management fee revenue during the three and six months ended June 30, 2023.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended June 30, 2023, the Company incurred $4.1 million related to preopening costs. During the six months ended June 30, 2023, the Company benefited from a $20.1 million reduction of the allowance on the Wilton Note for development advances over the last 10 years offset by preopening costs of $5.0 million. During the six months ended June 30, 2022, the Company benefited from a $12.8 million gain on disposition of assets offset by Pala Interactive acquisition-related costs of $2.3 million.

Impairment of Assets

During the six months ended June 30, 2023, as a result of our first quarter impairment review, the Company recorded an impairment charge of $4.5 million for goodwill related to our Managed & Other category.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Interest Expense, Net of Capitalized Interest and Interest Income	$40.0	$36.0	$65.7	$73.2
Average Long-Term Debt Balance (1)	2,966.0	3,032.7	3,000.6	3,052.5
Weighted Average Interest Rates	5.4%	4.3%	5.4%	4.2%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2023, increased $4.0 million, or 11.2%, from the prior year comparable period primarily due to a $6.2 million interest expense increase driven by a 110-basis point increase in the weighted average interest rate offset by a $66.7 million decline in the weighted average debt balance. The increase in interest expense is offset by a $2.2 million interest income increase driven by interest earned on the Wilton Note during the three months ended June 30, 2023.

Interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2023, decreased $7.5 million, or 10.2%, from the prior year comparable period primarily due to a $20.0 million interest income increase driven by a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note during the six months ended June 30, 2023. The increase in interest income is offset by a $12.5 million interest expense increase driven by a 120-basis point increase in the weighted average interest rate offset by a $51.9 million decline in the weighted average debt balance.

Loss on Early Extinguishments and Modifications of Debt

During the three and six months ended June 30, 2022, the Company incurred $16.5 million in loss on early extinguishments and modifications of debt due to the redemption of $300.0 million of our 8.625% Senior Notes, of which $12.9 million related to premium fees paid and $3.6 million related to the write-off of unamortized deferred finance charges. In addition, during the six months ended June 30, 2022, the Company incurred $3.3 million in loss on early extinguishments and modifications of debt as a result of entering into a new credit agreement (the "Credit Facility") that replaced the then existing credit agreement. The $3.3 million incurred related to the write-off of unamortized deferred finance charges associated with the portion accounted for as a debt extinguishment.

Income Taxes

The effective tax rates during the six months ended June 30, 2023 and 2022 were 15.2% and 22.5%, respectively. Our tax rate for the six months ended June 30, 2023, was favorably impacted by a $35.9 million release of state valuation allowances, the inclusion of excess tax benefits which were partially offset by the unfavorable impact of state taxes and certain nondeductible expenses, as a component of the provision for income taxes. Our tax rate for the six months ended June 30, 2022, was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2023 and December 31, 2022, we had balances of cash and cash equivalents of $260.8 million and $283.5 million, respectively. In addition, we held restricted cash balances of $11.6 million at both June 30, 2023 and December 31, 2022. Our working capital deficit at June 30, 2023 and December 31, 2022, was $87.5 million and $107.9 million, respectively.

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

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2023	2022
Net cash provided by operating activities	$463.3	$456.2

Cash flows from investing activities
Capital expenditures	(171.4)	(98.7)
Payments received on note receivable	49.7	—
Proceeds received from disposition of assets	—	21.4
Other investing activities	(2.3)	—
Net cash used in investing activities	(124.0)	(77.3)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	(109.3)	181.1
Retirements of senior notes	—	(300.0)
Premium fees	—	(12.9)
Debt financing costs	—	(13.7)
Share-based compensation activities	(14.4)	(9.0)
Shares repurchased and retired	(206.4)	(299.8)
Dividends paid	(31.8)	(16.5)
Other financing activities	(0.1)	(1.2)
Net cash used in financing activities	(362.0)	(472.0)
Decrease in cash, cash equivalents and restricted cash	$(22.7)	$(93.1)

Cash Flows from Operating Activities

During the six months ended June 30, 2023 and 2022, we generated operating cash flow of $463.3 million and $456.2 million, respectively. Generally, operating cash flows increased during 2023 as compared to the prior year period due to $8.5 million received related to interest earned on the Wilton Note.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2023, we incurred net cash outflows for investing activities of $124.0 million comprised of capital expenditures of $171.4 million, primarily related to our Treasure Chest land-based casino project, Fremont food hall, slot floor expansion and renovation, various guest room remodels, IT equipment and building projects at various properties offset by $49.7 million in payments received related to the outstanding principal on the Wilton Note. During the six months ended June 30, 2022, we incurred net cash outflows for investing activities of $77.3 million comprised of capital expenditures of $98.7 million, primarily related to furniture and equipment purchases and building projects at various properties, offset by $21.4 million in proceeds from disposition of assets.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities during the six months ended June 30, 2023, primarily reflect share repurchases, payments on the outstanding principal under our Credit Facility, share-based compensation and dividends paid. The net cash outflows from financing activities in the six months ended June 30, 2022, primarily reflect share repurchases, the retirement of the 8.625% Senior Notes, payment of the associated premium fees related to the retirement of the 8.625% Senior Notes, debt financing costs related to the new Credit Agreement and dividends paid, offset by an increase in the outstanding principal under the Credit Facility (see "Indebtedness").

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2023	December 31, 2022	Decrease
Credit facility	$1,078.5	$1,187.8	$(109.3)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.6	0.7	(0.1)
Total long-term debt	2,979.1	3,088.5	(109.4)
Less current maturities	44.3	44.3	—
Long-term debt, net of current maturities	$2,934.8	$3,044.2	$(109.4)

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In millions)	2023	2022
Revolving credit facility	$200.0	$285.0
Term A loan	825.0	847.0
Swing loan	53.5	55.8
Total outstanding principal amounts	$1,078.5	$1,187.8

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $200.0 million and $53.5 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.8 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,182.7 million as of June 30, 2023.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.7% at June 30, 2023 and 6.2% at December 31, 2022.

Debt Service Requirements

Debt service requirements for the Term A Loan include amortization in an annual amount equal to 5.00% of the original principal amount thereof, payable on a quarterly basis. Additionally, under the Credit Facility we have monthly to quarterly interest payment obligations, depending on the rates we lock in, for the Term A Loan, unused line interest payments and any outstanding borrowings under the Revolving Credit Facility, including the Swing Loan. Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon a fixed annual interest rate of 4.750%) and principal repayments of our $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") and our $0.9 billion aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Senior Notes due 2031").

Covenant Compliance

As of June 30, 2023, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	June 30,	December 31,
(In millions)	2023	2022
Current assets	$415.6	$443.7
Noncurrent assets	9,211.4	8,767.9
Current liabilities	491.1	534.2
Noncurrent liabilities	4,017.3	4,136.8

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Six Months Ended
(In millions)	June 30, 2023
Revenues	$1,859.5
Operating income	930.6
Income before income taxes	844.2
Net income	789.6

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

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. As of June 30, 2023, we were authorized to repurchase up to an additional $532.6 million in shares of our common stock under the Share Repurchase Program. We are not obligated to repurchase any shares under this program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 1.5 million and 3.0 million shares during the three months ended June 30, 2023 and 2022, respectively, and 3.2 million and 5.1 million shares during the six months ended June 30, 2023 and 2022, respectively.

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

Other Items Affecting Liquidity

We anticipate funding our capital requirements using cash on hand, cash being generated from our operations and availability under our Credit Facility, to the extent borrowing capacity exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

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

•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for stockholders, and are available at the right price;
•	that our credit agreement and our cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;

•	our belief that all pending litigation claims, if adversely decided, will not have a material effect on our business, financial position, results of operations or cash flows;
•	our estimates and expectations regarding anticipated taxes, tax credits or tax refunds;
•	our compliance with government regulations, including our ability to receive and maintain necessary approvals for our projects;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos;
•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles may differ from actual results; and
•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the credit agreement.

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of June 30, 2023, our long-term variable-rate borrowings represented approximately 36.2% of total long-term debt. Based on June 30, 2023 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $10.8 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
April 1, 2023 through April 30, 2023	433,671	$65.35	433,671	$104,294,121
May 1, 2023 through May 31, 2023	539,049	68.04	539,049	567,617,420
June 1, 2023 through June 30, 2023	519,731	67.36	519,731	532,607,760
Total	1,492,451	$67.02	1,492,451	$532,607,760

(1) All shares repurchased are covered by our share repurchase program as approved by our Board of Directors (the "Share Repurchase Program"). The Board of Directors approved $300.0 million for our Share Repurchase Program on October 21, 2021, and an additional $500.0 million to the Share Repurchase Program on each of June 1, 2022 and May 4, 2023 for a total authorization of $1.3 billion. The Share Repurchase Program has no expiration date.

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2023.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer