Form 10-Q
period 2023-09-30
BOYD GAMING CORP
filed 2023-11-01
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2023 was 97,862,123.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$269,155	$283,472
Restricted cash	2,479	11,593
Accounts receivable, net	103,577	109,053
Inventories	20,640	22,173
Prepaid expenses and other current assets	72,174	49,379
Income taxes receivable	1,223	2,558
Total current assets	469,248	478,228
Property and equipment, net	2,499,725	2,394,236
Operating lease right-of-use assets	798,932	830,345
Other assets, net	97,257	147,439
Intangible assets, net	1,417,230	1,427,135
Goodwill, net	1,029,219	1,033,744
Total assets	$6,311,611	$6,311,127
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$105,664	$129,946
Current maturities of long-term debt	44,275	44,275
Accrued liabilities	433,480	411,913
Total current liabilities	583,419	586,134
Long-term debt, net of current maturities and debt issuance costs	2,864,850	3,005,134
Operating lease liabilities, net of current portion	722,229	758,440
Deferred income taxes	308,608	318,609
Other liabilities	64,024	52,185
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 98,386,239 and 102,816,110 shares outstanding	984	1,028
Additional paid-in capital	3,355	305,152
Retained earnings	1,765,111	1,285,827
Accumulated other comprehensive loss	(969)	(1,382)
Total stockholders' equity	1,768,481	1,590,625
Total liabilities and stockholders' equity	$6,311,611	$6,311,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues
Gaming	$641,168	$667,975	$1,966,205	$2,020,854
Food & beverage	70,986	67,792	212,936	201,834
Room	48,720	46,672	148,546	138,985
Online	90,288	52,353	298,153	164,203
Management fee	17,153	10,159	54,629	10,159
Other	34,849	32,312	103,611	96,421
Total revenues	903,164	877,263	2,784,080	2,632,456
Operating costs and expenses
Gaming	251,536	251,814	751,330	756,356
Food & beverage	59,672	58,502	177,623	169,892
Room	19,180	17,783	54,880	51,058
Online	79,080	45,827	252,478	140,715
Other	11,549	11,370	34,119	33,984
Selling, general and administrative	99,944	92,950	299,333	280,659
Master lease rent expense	27,236	26,828	81,163	79,788
Maintenance and utilities	41,720	40,789	115,337	108,196
Depreciation and amortization	64,797	64,956	188,577	194,191
Corporate expense	27,872	26,375	88,232	90,251
Project development, preopening and writedowns	2,405	9,645	(11,268)	528
Impairment of assets	—	5,575	4,537	5,575
Other operating items, net	301	(12,610)	959	(12,324)
Total operating costs and expenses	685,292	639,804	2,037,300	1,898,869
Operating income	217,872	237,459	746,780	733,587
Other expense (income)
Interest income	(1,585)	(2,073)	(22,445)	(2,976)
Interest expense, net of amounts capitalized	42,352	36,001	128,933	110,125
Loss on early extinguishments and modifications of debt	—	—	—	19,809
Other, net	(30)	170	596	3,667
Total other expense, net	40,737	34,098	107,084	130,625
Income before income taxes	177,135	203,361	639,696	602,962
Income tax provision	(41,902)	(46,359)	(112,278)	(136,269)
Net income	$135,233	$157,002	$527,418	$466,693

Basic net income per common share	$1.34	$1.46	$5.16	$4.24
Weighted average basic shares outstanding	100,804	107,743	102,139	110,002

Diluted net income per common share	$1.34	$1.46	$5.16	$4.24
Weighted average diluted shares outstanding	100,850	107,840	102,187	110,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Net income	$135,233	$157,002	$527,418	$466,693
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(119)	(151)	467	(954)
Foreign currency translation adjustments	(254)	—	(54)	—
Comprehensive income	$134,860	$156,851	$527,831	$465,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2023	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$1,590,625
Net income	—	—	—	199,731	—	199,731
Comprehensive income, net of tax	—	—	—	—	474	474
Foreign currency translation adjustments	—	—	—	—	4	4
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	45,942	1	(1,926)	—	—	(1,925)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(1,726,308)	(17)	(106,994)	—	—	(107,011)
Dividends declared ($0.16 per share)	—	—	—	(16,289)	—	(16,289)
Share-based compensation costs	—	—	7,819	—	—	7,819
Balances, March 31, 2023	101,486,622	1,015	191,589	1,469,269	(904)	1,660,969
Net income	—	—	—	192,454	—	192,454
Comprehensive income, net of tax	—	—	—	—	112	112
Foreign currency translation adjustments	—	—	—	—	196	196
Release of restricted stock units, net of tax	17,871	—	(63)	—	—	(63)
Shares repurchased and retired	(1,492,451)	(15)	(101,001)	—	—	(101,016)
Dividends declared ($0.16 per share)	—	—	—	(16,041)	—	(16,041)
Share-based compensation costs	—	—	12,198	—	—	12,198
Balances, June 30, 2023	100,012,042	1,000	102,723	1,645,682	(596)	1,748,809
Net income	—	—	—	135,233	—	135,233
Comprehensive loss, net of tax	—	—	—	—	(119)	(119)
Foreign currency translation adjustments	—	—	—	—	(254)	(254)
Release of restricted stock units, net of tax	1,974	—	(56)	—	—	(56)
Shares repurchased and retired	(1,627,777)	(16)	(107,345)	—	—	(107,361)
Dividends declared ($0.16 per share)	—	—	—	(15,804)	—	(15,804)
Share-based compensation costs	—	—	8,033	—	—	8,033
Balances, September 30, 2023	98,386,239	$984	$3,355	$1,765,111	$(969)	$1,768,481

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2022	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746
Net income	—	—	—	162,928	—	162,928
Comprehensive loss, net of tax	—	—	—	—	(184)	(184)
Release of restricted stock units, net of tax	115,686	1	(2,720)	—	—	(2,719)
Release of performance stock units, net of tax	294,344	3	(8,113)	—	—	(8,110)
Shares repurchased and retired	(2,096,660)	(21)	(131,768)	—	—	(131,789)
Dividends declared ($0.15 per share)	—	—	—	(16,480)	—	(16,480)
Share-based compensation costs	—	—	8,734	—	—	8,734
Balances, March 31, 2022	109,616,510	1,096	693,858	856,536	(364)	1,551,126
Net income	—	—	—	146,763	—	146,763
Comprehensive loss, net of tax	—	—	—	—	(619)	(619)
Stock options exercised	101,675	1	1,804	—	—	1,805
Release of restricted stock units, net of tax	140,899	1	(2)	—	—	(1)
Release of performance stock units, net of tax	307	—	(8)	—	—	(8)
Shares repurchased and retired	(3,018,031)	(30)	(167,954)	—	—	(167,984)
Dividends declared ($0.15 per share)	—	—	—	(16,026)	—	(16,026)
Share-based compensation costs	—	—	14,099	—	—	14,099
Balances, June 30, 2022	106,841,360	1,068	541,797	987,273	(983)	1,529,155
Net income	—	—	—	157,002	—	157,002
Comprehensive loss, net of tax	—	—	—	—	(151)	(151)
Release of restricted stock units, net of tax	7,407	1	(212)	—	—	(211)
Shares repurchased and retired	(2,473,683)	(25)	(134,971)	—	—	(134,996)
Dividends declared ($0.15 per share)	—	—	—	(15,656)	—	(15,656)
Share-based compensation costs	—	—	5,653	—	—	5,653
Balances, September 30, 2022	104,375,084	$1,044	$412,267	$1,128,619	$(1,134)	$1,540,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$527,418	$466,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,577	194,191
Amortization of debt financing costs and discounts on debt	5,854	6,307
Non-cash operating lease expense	59,302	46,892
Non-cash expected credit loss (income) on note receivable	(34,371)	—
Share-based compensation expense	28,050	28,486
Deferred income taxes	(9,995)	26,777
Non-cash impairment of assets	4,537	5,575
Gain on sale of assets	—	(12,800)
Loss on early extinguishments and modifications of debt	—	19,809
Other operating activities	(516)	8,422
Changes in operating assets and liabilities:
Accounts receivable, net	5,473	2,965
Inventories	1,533	(2,233)
Prepaid expenses and other current assets	(22,086)	(19,333)
Income taxes (receivable) payable, net	1,335	3,930
Other assets, net	3,262	1,896
Accounts payable and accrued liabilities	(2,876)	(3,932)
Operating lease liabilities	(59,302)	(46,892)
Other liabilities	1,057	1,281
Net cash provided by operating activities	697,252	728,034
Cash Flows from Investing Activities
Capital expenditures	(279,023)	(173,032)
Payments received on note receivable	82,459	—
Insurance proceeds received from hurricane losses	—	530
Proceeds received from disposition of assets	—	21,350
Other investing activities	(3,022)	—
Net cash used in investing activities	(199,586)	(151,152)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,086,700	1,554,400
Payments under credit facilities	(1,232,700)	(1,412,897)
Retirements of senior notes	—	(300,000)
Premium fees	—	(12,939)
Debt financing costs	—	(15,315)
Share-based compensation activities	(14,503)	(9,244)
Shares repurchased and retired	(312,656)	(434,769)
Dividends paid	(47,805)	(32,506)
Other financing activities	(138)	(1,211)
Net cash used in financing activities	(521,102)	(664,481)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	5	—
Change in cash, cash equivalents and restricted cash	(23,431)	(87,599)
Cash, cash equivalents and restricted cash, beginning of period	295,065	357,128
Cash, cash equivalents and restricted cash, end of period	$271,634	$269,529
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$124,132	$102,553
Cash received for interest	10,804	—
Cash paid for income taxes	120,449	105,158
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$8,091	$3,786
Dividends declared not yet paid	15,804	15,656
Expected credit loss (income) on note receivable	(34,371)	—
Operating lease right-of-use asset and liability remeasurements	—	(11,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

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

Recasted Condensed Consolidated Statements of Operations (Unaudited)

In the first quarter of 2023, the Company separated out online revenue and management fee revenue from other revenue. This change was a result of increased contributions to the Company in these two areas and related update to our reportable segments discussed in Note 10, Segment Information. Revenue for the three and nine months ended September 30, 2022 has been recast to conform to this presentation. The disaggregation of online revenue and management fee revenue from other revenue did not impact the Company's total revenues, net income or earnings per share as previously reported for the three and nine months ended September 30, 2022.

Additionally, during the first quarter of 2023, the Company evaluated its reportable segments and changed them to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online. To reconcile to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. These changes reflect the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. Segment information for the three and nine months ended September 30, 2022 has been recast to conform to this presentation. See Note 10, Segment Information, for additional information.

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

Restricted Cash

Restricted cash consists primarily of: (i) amounts restricted by regulation for gaming and racing purposes; (ii) amounts restricted by regulation for the value in players' online casino gaming accounts; and (iii) advance payments received for future bookings with our Hawaiian travel agency. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less. These restricted cash balances are held by high credit quality financial institutions. The carrying values of these instruments approximate their fair values due to their short maturities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the condensed consolidated balance sheets to the total balance shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2023	2022	2022	2021
Cash and cash equivalents	$269,155	$283,472	$252,344	$344,557
Restricted cash	2,479	11,593	17,185	12,571
Total cash, cash equivalents and restricted cash	$271,634	$295,065	$269,529	$357,128

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

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

Revenue Recognition

The Company’s revenue contracts with customers consist of gaming wagers (including both those made at our gaming entertainment properties and online B2C wagers), hotel room sales, food & beverage offerings and other amenity transactions. See Collaborative Arrangements below for further discussion of revenues earned under our online collaborative arrangements. The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gaming revenues. The transaction price for hotel, food & beverage and other contracts is the net amount collected from the customer for such goods and services. Hotel, food & beverage and other services have been determined to be separate, stand-alone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel, when the delivery is made for the food & beverage or when the service is provided for other amenity transactions.

We have established a player loyalty program to encourage repeat business from frequent and active slot machine customers and other patrons. Members earn points based on gaming activity and such points can be redeemed for complimentary slot play, food & beverage, hotel rooms and other free goods and services.

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty program and a single performance obligation for customers who do not participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the player loyalty contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers, excluding race and sports wagers, is recognized when the wagers occur as all such wagers settle immediately. The allocated revenue for race and sports wagers is recognized when the specific event or game occurs. The player loyalty contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 5, Accrued Liabilities, for the balance outstanding related to the player loyalty program.

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

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as departmental revenues. Gaming revenues are net of incentives earned in our player loyalty program such as cash and the estimated retail value of goods and services (such as complimentary rooms and food & beverage). The estimated retail values related to goods and services provided to customers without charge or upon redemption of points under our player loyalty program included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Food & beverage	$29,978	$29,062	$87,573	$85,970
Room	15,873	16,879	46,367	48,668
Other	2,328	2,371	6,265	6,718

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $128.1 million and $130.9 million for the three months ended September 30, 2023 and 2022, respectively, and were $387.8 million and $397.8 million for the nine months ended September 30, 2023 and 2022, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $2.1 million and $3.9 million for the three and nine months ended September 30, 2023, respectively. There was not any gaming tax recorded as online expense for the three and nine months ended September 30, 2022.

Income Taxes

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed, as facts and circumstances change, and at a minimum quarterly, based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

In performing our second quarter valuation allowance analysis, we determined that the positive evidence in favor of releasing a portion of our valuation allowance for certain state jurisdictions, outweighed the negative evidence. We utilize a rolling twelve quarters of pre-tax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended June 30, 2023. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended June 30, 2023 provided positive evidence that supported the release of the valuation allowance against a significant portion of our state deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized. As a result, during the second quarter of 2023, we released $35.9 million of valuation allowance on our state income tax net operating loss carryforwards and other deferred tax assets. During the three months ended September 30, 2023, we determined that there were not any adjustments necessary to our valuation allowance.

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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. If applicable, accrued interest and penalties would be included in other long-term tax liabilities on the condensed consolidated balance sheets.

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting operator, to pursue sports-betting opportunities across the country, both at our properties and online. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our gaming entertainment properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas gaming entertainment properties, our gaming entertainment properties in Mississippi and all of the gaming entertainment properties in the states noted above where we offer online sports wagering. In addition, we offer online casino gaming in Pennsylvania through our partnership with FanDuel. Under our online collaborative arrangements, we receive a revenue share from the third-party operator based on actual wagering wins and losses. The activities under these collaborative arrangements related to online wagering, are recorded in online revenue and online expense on the condensed consolidated statements of operations. The activities under these collaborative arrangements related to sportsbooks at our gaming entertainment properties, are recorded in gaming revenue and gaming expense.

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $71.4 million and $45.2 million for the three months ended September 30, 2023 and 2022, respectively, and $230.6 million and $135.1 million for the nine months ended September 30, 2023 and 2022, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

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

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting pursuant to FASB Accounting Standards Codification Topic 805 ("ASC 805"). For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Merger. In the second quarter of 2023, the Company finalized its determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. There was no change in the fair value of the intangible assets acquired or the related allocation of goodwill from the preliminary values included in the consolidated financial statements at December 31, 2022, to the final fair value determination included in the condensed consolidated financial statements at  September 30, 2023.

The following table summarizes the purchase price allocation as of the acquisition date of November 1, 2022, December 31, 2022 and   September 30, 2023:

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

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

The Company expensed acquisition related costs of less than $0.1 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively. These costs are included in project development, preopening and writedowns on the condensed consolidated statements of operations.

The revenue and earnings from the Merger are not material for the period subsequent to acquisition through December 31, 2022. The pro-forma revenue and earnings from the Merger assuming all impacts as if it had been completed on January 1, 2022 are not material through December 31, 2022.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Land	$333,899	$334,368
Buildings and improvements	3,213,915	3,172,676
Furniture and equipment	1,823,169	1,707,212
Riverboats and barges	241,980	241,898
Construction in progress	174,964	87,612
Total property and equipment	5,787,927	5,543,766
Less accumulated depreciation	(3,288,202)	(3,149,530)
Property and equipment, net	$2,499,725	$2,394,236

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Depreciation expense	$60,586	$62,771	$176,051	$188,399

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2023
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.4	$35,050	$(34,776)	$—	$—	$274
Host agreements	9.7	58,000	(20,622)	—	—	37,378
Development agreement	5.9	21,373	(3,434)	—	—	17,939
Developed technology	8.8	39,068	(3,464)	—	35	35,639
B2B relationships	6.3	28,000	(3,588)	—	9	24,421
B2C relationships	11.1	13,000	(993)	—	—	12,007
		194,491	(66,877)	—	44	127,658

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(36,375)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	—	1,121,947
		1,582,081	(33,960)	(258,549)	—	1,289,572
Balances, September 30, 2023		$1,776,572	$(100,837)	$(258,549)	$44	$1,417,230

	December 31, 2022
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.6	$63,050	$(62,070)	$—	$—	$980
Host agreements	10.4	58,000	(17,722)	—	—	40,278
Development agreement	6.6	21,373	(1,145)	—	—	20,228
Developed technology	9.8	36,445	(600)	—	53	35,898
B2B relationships	7.0	28,000	(652)	—	12	27,360
B2C relationships	11.8	13,000	(181)	—	—	12,819
		219,868	(82,370)	—	65	137,563

Indefinite lived intangible assets
Trademarks	Indefinite	204,000	—	(36,375)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(222,174)	—	1,121,947
		1,582,081	(33,960)	(258,549)	—	1,289,572
Balances, December 31, 2022		$1,801,949	$(116,330)	$(258,549)	$65	$1,427,135

The following table presents the future amortization expense for our amortizing intangible assets as of  September 30, 2023:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Total
For the year ending December 31,
2023 (excluding nine months ended September 30, 2023)	$234	$967	$764	$1,058	$975	$271	$4,269
2024	40	3,867	3,053	4,208	3,914	1,083	16,165
2025	—	3,867	3,053	4,208	3,914	1,083	16,125
2026	—	3,867	3,053	4,208	3,914	1,083	16,125
2027	—	3,867	3,053	4,208	3,914	1,083	16,125
Thereafter	—	20,943	4,963	17,749	7,790	7,404	58,849
Total future amortization	$274	$37,378	$17,939	$35,639	$24,421	$12,007	$127,658

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

Goodwill consists of the following:

	September 30, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	—	32	94,069
Managed & Other	30,529	—	(30,529)	—	—
Balances, September 30, 2023	$1,361,399	$(6,134)	$(326,078)	$32	$1,029,219

	December 31, 2022
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	—	20	94,057
Managed & Other	30,529	—	(25,992)	—	4,537
Balances, December 31, 2022	$1,361,399	$(6,134)	$(321,541)	$20	$1,033,744

Goodwill as of December 31, 2022 has been recast to reflect changes made in first quarter 2023 to the Company's segments. Goodwill in total as of December 31, 2022 did not change. See additional discussion in Note 10, Segment Information.

During the nine months ended September 30, 2023, we recorded goodwill impairment charges of $4.5 million related to Managed & Other, our aggregated other nonreportable operating segments category. These noncash impairment charges are recorded in impairment of assets on the condensed consolidated statements of operations.

NOTE 5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Payroll and related	$73,011	$73,619
Interest	18,739	17,864
Gaming	69,890	77,638
Player loyalty program	22,588	25,852
Advance deposits	19,315	20,792
Outstanding chips	7,778	7,704
Dividends payable	15,804	15,476
Operating leases	94,458	88,776
Other	111,897	84,192
Total accrued liabilities	$433,480	$411,913

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 6.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2023
	Interest			Unamortized
	Rates at			Origination
	September 30,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2023	Principal	Discount	Costs	Debt, Net
Credit facility	6.901%	$1,041,800	$—	$(14,485)	$1,027,315
4.750% senior notes due 2027	4.750%	1,000,000	—	(8,279)	991,721
4.750% senior notes due 2031	4.750%	900,000	—	(10,449)	889,551
Other	5.208%	538	—	—	538
Total long-term debt		2,942,338	—	(33,213)	2,909,125
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$2,898,063	$—	$(33,213)	$2,864,850

	December 31, 2022
	Interest			Unamortized
	Rates at			Origination
	December 31,	Outstanding	Unamortized	Fees and	Long-Term
(In thousands)	2022	Principal	Discount	Costs	Debt, Net
Credit facility	6.166%	$1,187,800	$—	$(17,865)	$1,169,935
4.750% senior notes due 2027	4.750%	1,000,000	—	(9,740)	990,260
4.750% senior notes due 2031	4.750%	900,000	—	(11,460)	888,540
Other	5.208%	674	—	—	674
Total long-term debt		3,088,474	—	(39,065)	3,049,409
Less current maturities		44,275	—	—	44,275
Long-term debt, net		$3,044,199	$—	$(39,065)	$3,005,134

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Revolving credit facility	$175,000	$285,000
Term A loan	814,000	847,000
Swing loan	52,800	55,800
Total outstanding principal amounts	$1,041,800	$1,187,800

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $175.0 million and $52.8 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,208.8 million as of September 30, 2023.

Early Extinguishments and Modifications of Debt

During the nine months ended September 30, 2022, the Company incurred $16.5 million in loss on early extinguishments and modifications of debt due to the redemption of $300.0 million of our 8.625% senior notes due 2025 ("8.625% Senior Notes"), which was accounted for as a debt extinguishment. The $16.5 million incurred is comprised of $12.9 million related to premium fees paid and $3.6 million related to the write-off of unamortized deferred finance charges. In addition, during the nine months ended September 30, 2022, the Company incurred $3.3 million in loss on early extinguishments and modifications of debt as a result of entering into a new credit agreement (the "Credit Facility") that replaced the then existing credit agreement. The $3.3 million incurred related to the write-off of unamortized deferred finance charges associated with the portion accounted for as a debt extinguishment.

Covenant Compliance

As of  September 30, 2023, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a development agreement and a management agreement with Wilton Rancheria. The development agreement obligated us to fund certain pre-development costs to assist Wilton Rancheria in its development and oversight of the gaming facility construction. The pre-development costs financed by us are to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% with payment timing and the payment amount subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria’s third-party credit agreement that provided funding for the construction project. Given the significant barriers of the project, a majority of the advances made during the 10-year period were historically reserved in full when advanced. The Sky River Casino opened on August 15, 2022 and after generating cash flows from operations, we updated our evaluation of expected losses on the note receivable which resulted in a partial release of the allowance during the fourth quarter of 2022. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter of 2023, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expects to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in the first quarter of 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction is thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and $14.3 million is recorded in interest income, both reflected in the condensed consolidated statement of operations for the  nine months ended September 30, 2023. The Company has received $82.5 million in principal payments and $10.8 million in interest due under the note receivable during the nine months ended September 30, 2023 and as of September 30, 2023, the principal and interest outstanding on the note receivable total  $32.5 million. Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $17.2 million and  $10.2 million for our management services for the three months ended September 30, 2023 and 2022, respectively, and $54.6 million and  $10.2 million for the nine months ended September 30, 2023 and 2022, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

Commitments
As of September 30, 2023, other than the changes related to agreements with Wilton Rancheria as discussed above, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 8.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. As of  September 30, 2023,  $426.3 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Shares repurchased (2)	1,628	2,474	4,847	7,588
Total cost, including brokerage fees (3)	$106,302	$134,996	$312,656	$434,769
Average repurchase price per share (4)	$65.30	$54.57	$64.51	$57.29

(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2023 and 2022. These amounts exclude repurchases, if any, traded but not yet settled on or before September 30, 2023 and 2022, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Gaming	$278	$191	$806	$712
Food & beverage	53	36	154	136
Room	26	18	74	65
Selling, general and administrative	1,415	967	4,098	3,618
Corporate expense	6,261	4,441	22,918	23,955
Total share-based compensation expense	$8,033	$5,653	$28,050	$28,486

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

The PSU grants awarded in fourth quarter 2019 and 2018 fully vested during the first quarter of 2023 and 2022, respectively. Common shares under the 2019 and 2018 grants were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth and Earnings Before Interest, Taxes, Depreciation and Amortization and Rent under master leases ("EBITDAR") growth for the three-year performance period of the grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in December 2019 resulted in a total of 519,782 shares being issued during the first quarter of 2023, representing approximately 2.00 shares per PSU. Of the 519,782 shares issued, a total of 200,904 were surrendered by the participants for payroll taxes, resulting in a net issuance of 318,878 shares due to the vesting of the 2019 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2022; therefore, the vesting of the PSUs did not impact compensation costs in our 2023 condensed consolidated statement of operations.

The PSU grant awarded in November 2018 resulted in a total of 408,609 shares being issued during the first quarter of 2022, representing approximately 1.58 shares per PSU. Of the 408,609 shares issued, a total of 114,265 were surrendered by the participants for payroll taxes, resulting in a net issuance of 294,344 shares due to the vesting of the 2018 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2021; therefore, the vesting of the PSUs did not impact compensation costs in our 2022 condensed consolidated statement of operations.

Unamortized Stock Compensation Expense and Recognition Period

As of September 30, 2023, there was approximately $10.7 million, $2.7 million and $1.6 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of September 30, 2023, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.0 years, 1.9 years and 3.6 years, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$269,155	$269,155	$—	$—
Restricted cash	2,479	2,479	—	—
Investment available for sale	13,098	—	—	13,098

	December 31, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$283,472	$283,472	$—	$—
Restricted cash	11,593	11,593	—	—
Investment available for sale	13,670	—	—	13,670

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  September 30, 2023 and December 31, 2022.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  September 30, 2023 and December 31, 2022. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  September 30, 2023 and  December 31, 2022 is a discount rate of 13.1% and 12.4%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income (loss). At both  September 30, 2023 and December 31, 2022, $0.7 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  September 30, 2023 and December 31, 2022, $12.4 million and $13.0 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $2.1 million and $2.2 million as of  September 30, 2023 and December 31, 2022, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of reporting period	$13,215	$14,116	$13,670	$15,822
Total gains (losses) (realized or unrealized):
Included in interest income	41	40	128	125
Included in other comprehensive income (loss)	(158)	(203)	(20)	(1,359)
Purchases, sales, issuances and settlements:
Settlements	—	—	(680)	(635)
Balance at end of reporting period	$13,098	$13,953	$13,098	$13,953

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our note receivable and obligation under assessment agreements:

	September 30, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$32,498	$32,498	$32,498	Level 3
Liabilities
Obligation under assessment arrangements	20,659	18,079	23,835	Level 3

	December 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$118,162	$83,791	$82,338	Level 3
Liabilities
Obligation under assessment arrangements	22,293	19,304	25,738	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,041,800	$1,027,315	$1,019,415	Level 2
4.750% senior notes due 2027	1,000,000	991,721	917,500	Level 1
4.750% senior notes due 2031	900,000	889,551	762,750	Level 1
Other	538	538	538	Level 3
Total debt	$2,942,338	$2,909,125	$2,700,203

	December 31, 2022
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,187,800	$1,169,935	$1,183,565	Level 2
4.750% senior notes due 2027	1,000,000	990,260	928,750	Level 1
4.750% senior notes due 2031	900,000	888,540	784,125	Level 1
Other	674	674	674	Level 3
Total debt	$3,088,474	$3,049,409	$2,897,114

The estimated fair value of our obligation under assessment arrangements and the estimated fair value of our note receivable as of December 31, 2022, is based on a discounted cash flow approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The fair value of our note receivable as of  September 30, 2023, was estimated to equal its carrying value after consideration of the expected repayment timing of the remaining balance. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  September 30, 2023 and December 31, 2022. The estimated fair values of our senior notes are based on quoted market prices as of  September 30, 2023 and December 31, 2022. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

Other than the retirement of the 8.625% Senior Notes (Level 1) during the nine months ended September 30, 2022, that was funded through a combination of cash on hand and borrowings under the Credit Facility (Level 2), there were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended September 30, 2023 and 2022, and no transfers during the nine months ended September 30, 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

NOTE 10.    SEGMENT INFORMATION

During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our recent acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive") on November 1, 2022, and such operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator. These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended September 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$165,153	$21,454	$21,324	$—	$—	$13,902	$221,833
Downtown Las Vegas	31,916	9,876	5,312	—	—	2,441	49,545
Midwest & South	433,650	39,656	22,084	—	—	17,638	513,028
Online	—	—	—	90,288	—	—	90,288
Managed & Other	10,449	—	—	—	17,153	868	28,470
Total Revenues	$641,168	$70,986	$48,720	$90,288	$17,153	$34,849	$903,164

	Three Months Ended September 30, 2022 (1)
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$172,263	$21,120	$19,982	$—	$—	$12,426	$225,791
Downtown Las Vegas	31,872	9,583	5,552	—	—	2,500	49,507
Midwest & South	452,052	37,089	21,138	—	—	17,257	527,536
Online	—	—	—	52,353	—	—	52,353
Managed & Other	11,788	—	—	—	10,159	129	22,076
Total Revenues	$667,975	$67,792	$46,672	$52,353	$10,159	$32,312	$877,263

	Nine Months Ended September 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$513,460	$66,436	$70,000	$—	$—	$43,147	$693,043
Downtown Las Vegas	102,765	30,515	17,797	—	—	8,016	159,093
Midwest & South	1,317,175	115,985	60,749	—	—	50,138	1,544,047
Online	—	—	—	298,153	—	—	298,153
Managed & Other	32,805	—	—	—	54,629	2,310	89,744
Total Revenues	$1,966,205	$212,936	$148,546	$298,153	$54,629	$103,611	$2,784,080

	Nine Months Ended September 30, 2022 (1)
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$522,728	$64,257	$62,528	$—	$—	$40,301	$689,814
Downtown Las Vegas	99,249	29,865	17,152	—	—	6,624	152,890
Midwest & South	1,363,445	107,712	59,305	—	—	49,072	1,579,534
Online	—	—	—	164,203	—	—	164,203
Managed & Other	35,432	—	—	—	10,159	424	46,015
Total Revenues	$2,020,854	$201,834	$138,985	$164,203	$10,159	$96,421	$2,632,456

(1) Revenues for the three and nine months ended September 30, 2022 have been recast to reflect the breakout of online revenue and management fee revenue from other revenue and the segment changes made during the first quarter of 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2023 and  December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations with Adjusted EBITDAR for the three and nine months ended September 30, 2022 recast to reflect the segment changes made during the first quarter of 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022 (1)	2023	2022 (1)
Adjusted EBITDAR
Las Vegas Locals	$105,985	$111,733	$350,540	$355,762
Downtown Las Vegas	15,857	17,704	57,876	58,216
Midwest & South	190,588	211,292	591,105	642,351
Online	11,005	6,350	45,028	22,916
Managed & Other	18,997	12,553	60,094	17,458
Corporate expense	(21,611)	(21,934)	(65,314)	(66,296)
Adjusted EBITDAR	320,821	337,698	1,039,329	1,030,407
Other operating costs and expenses
Deferred rent	177	192	531	576
Master lease rent expense	27,236	26,828	81,163	79,788
Depreciation and amortization	64,797	64,956	188,577	194,191
Share-based compensation expense	8,033	5,653	28,050	28,486
Project development, preopening and writedowns	2,405	9,645	(11,268)	528
Impairment of assets	—	5,575	4,537	5,575
Other operating items, net	301	(12,610)	959	(12,324)
Total other operating costs and expenses	102,949	100,239	292,549	296,820
Operating income	217,872	237,459	746,780	733,587
Other expense (income)
Interest income	(1,585)	(2,073)	(22,445)	(2,976)
Interest expense, net of amounts capitalized	42,352	36,001	128,933	110,125
Loss on early extinguishments and modifications of debt	—	—	—	19,809
Other, net	(30)	170	596	3,667
Total other expense, net	40,737	34,098	107,084	130,625
Income before income taxes	177,135	203,361	639,696	602,962
Income tax provision	(41,902)	(46,359)	(112,278)	(136,269)
Net income	$135,233	$157,002	$527,418	$466,693

(1) Adjusted EBITDAR for the three and nine months ended September 30, 2022 has been recast to reflect the segment changes made during the first quarter of 2023.

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts with assets as of December 31, 2022 recast to reflect the segment changes made during the first quarter of 2023:

	September 30,	December 31,
(In thousands)	2023	2022
Assets
Las Vegas Locals	$1,612,047	$1,613,553
Downtown Las Vegas	291,815	265,876
Midwest & South	3,759,733	3,745,476
Online	223,566	226,800
Managed & Other	154,187	207,962
Corporate	270,263	251,460
Total Assets	$6,311,611	$6,311,127

NOTE 11.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2023. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our recent acquisition of Pala Interactive, LLC ("Pala Interactive") and Pala Interactive Canada Inc. (individually and collectively rebranded, "Boyd Interactive") on November 1, 2022, and such operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner"). These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

Our gaming entertainment properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit and the ability to transfer digital funds from the players' cashless wallet "BoydPay", subject to certain gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services with cash or by credit card.

Our industry is capital intensive, and we rely heavily on the ability of our gaming entertainment properties to generate operating cash flow to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, repurchase our debt or equity securities, and pay income taxes and dividends.

Our Strategy

Our strategy is to increase shareholder value by pursuing strategic initiatives that improve and grow our business.

Growing Revenues and Operating Efficiently

We are committed to growing revenues and building loyalty among core customers through targeted marketing investments and a focus on maximizing gaming revenues while operating as efficiently as possible.

Balance Sheet Strength

We are committed to maintaining a strong balance sheet and finding opportunities to diversify and increase our cash flow. We intend to take a balanced approach to our cash flows, with a current emphasis on investing in our business and returning capital to shareholders.

Environmental, Social and Governance ("ESG") Commitment

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

Maintaining Our Brand

The ability of our team members to deliver great customer service helps distinguish our Company and our brands from our competitors. Our team members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding and a loyalty program. Our players use their "Boyd Rewards" cards to earn and redeem points at all of our gaming entertainment properties and online casino gaming offerings. The "Boyd Rewards" club, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our gaming entertainment properties. These key performance measures include the following:

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Total revenues	$903.2	$877.3	$2,784.1	$2,632.5
Operating income	217.9	237.5	746.8	733.6
Net income	135.2	157.0	527.4	466.7

Total Revenues

Total revenues for the three months ended September 30, 2023 increased by $25.9 million, or 3.0%, compared to the prior year comparable period, primarily due to an increase in our online revenues of $37.9 million, including an increase of $26.2 million over the prior year comparable period of revenues from reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Total revenues for the nine months ended September 30, 2023, increased $151.6 million, or 5.8%, as compared to the prior year comparable period primarily due to an increase in our online revenue of $134.0 million, including an increase of $95.5 million over the prior year comparable period of revenues from reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Online revenues increased year over year due primarily to: (i) the launch of online gaming in Ohio in January 2023; (ii) the increase in revenues from reimbursements of gaming taxes and other expenses, as discussed above; (iii) organic growth in Pennsylvania as the online market continues to mature; and (iv) the acquisition on November 1, 2022, of Pala Interactive, our online gaming technology company that provides proprietary solutions on both a B2B and B2C basis. Other than our online operations in Pennsylvania, there was not any revenue associated with these new markets and business for the three and nine months ended September 30, 2022. Additionally, during the three and nine months ended September 30, 2023, we earned $17.2 million and $54.6 million, respectively, in management fees related to our management agreement with Wilton Rancheria. As Sky River Casino opened on August 15, 2022, there was only $10.2 million of revenue associated with this management agreement for both the three and nine months ended September 30, 2022. Offsetting the increase in online revenue and Sky River Casino management fee income, is a decline of $26.8 million and $54.6 million in gaming revenue for the three and nine months ended September 30, 2023, respectively, as compared to prior year comparable periods. The decline in gaming revenue is primarily due to softness in retail play throughout all three of our gaming entertainment property segments that became more prominent starting in the fourth quarter of the prior year as the retail player is generally more sensitive to changes in the economy. In addition, we had a strong prior year comparable period, particularly in Las Vegas, for the nine months ended September 30, 2023, as Las Vegas benefited from the lifting of mask mandates and COVID restrictions during the prior year second quarter, which was the first full quarter without restrictions since the COVID closures in 2020.

Operating Income

Operating income decreased by $19.6 million, or 8.2%, for the three months ended September 30, 2023, compared to the prior year comparable period. While revenues grew by $25.9 million during the three months ended September 30, 2023, $26.2 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount of the reimbursement is also recorded as expense. Operating income was favorably impacted during the three months ended September 30, 2022 by a $12.6 million one-time gain from insurance proceeds received in the third quarter of 2022 related to Hurricane Laura, that was not recurring in the current year. Operating income was further impacted by inflationary impacts and increases in costs including wages, utilities and property insurance costs during the three months ended September 30, 2023 as compared to the prior year comparable period.

Operating income increased $13.2 million, or 1.8%, for the nine months ended September 30, 2023, compared to the prior year comparable period, primarily due to a 5.8% growth in revenues, including a $44.5 million increase in management fees, as discussed above. While an increase in online revenues of $134.0 million contributed to the revenue growth, as noted above, $95.5 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount of the reimbursement is also recorded as expense. Operating income was also favorably impacted by a $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") during the first quarter of 2023 for development advances over the last 10 years as we evaluated the current expected credit losses after an amendment to Wilton's third-party construction loan in March 2023 that allowed for payments to us to begin in March 2023. For the nine months ended September 30, 2022, operating income was favorably impacted by a $12.6 million one-time gain on insurance proceeds received related to Hurricane Laura, that was not recurring in the current year. Operating income for the nine months ended September 30, 2023, as compared to the prior year comparable period, was negatively impacted year over year by a $49.6 million decline in gaming profit due to softness in the retail player and inflationary pressures as discussed above.

Net Income
Net income de creased  $21.8  million for the three months ended  September 30, 2023 , compared to the prior year comparable period, primarily due to: (i) the  $19.6  million decrease in operating income, as discussed above; and (ii) an increase in interest expense, net of amounts capitalized of $6.4 million  driven by a 102-basis point increase in the weighted average interest rate and an $11.6 million increase in the weighted average debt balance. Net income was favorably impacted by a decrease in the income tax provision of $4.5 million which was driven by a decline in pre-tax income over the prior year comparable period.

Net income  increased  $60.7 million for the nine months ended September 30, 2023 , compared to the prior year comparable period, primarily due  to: (i) the  $13.2 million increase in operating income, as discussed above; (ii) an increase in interest income of $19.5  million primarily due to an adjustment to the expected loss for interest on the Wilton Note and interest earned on the Wilton Note during the nine months ended September 30, 2023 ; (iii) a decrease of $19.8 million in loss on early extinguishments and modifications of debt due to the retirement of the remaining $300.0 million 8.625% Senior Notes and the retirement of term loans under a former credit agreement during the nine months ended September 30, 2022; and (iv) a decrease in the income tax provision of $24.0 million which was driven by the release of state tax valuation allowances of $35.9 million in the second quarter of 2023, offset by taxes on the Company's increased operational performance.  Net income was unfavorably impacted by an  $18.8  million increase in interest expense, which was primarily driven by a 119-basis point increase in the weighted average interest rate offset by a $31.4 million decline in the weighted average debt balance over the prior year comparable period.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  71% and 76% of revenues for the three months ended  September 30, 2023 and 2022, respectively, and  71% and  77% of revenues for the nine months ended September 30, 2023 and 2022, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating  10% and  6% of revenues for the three months ended  September 30, 2023  and 2022 , respectively, and 11% and 6% of revenues for the nine months ended September 30, 2023 and 2022, respectively . Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
REVENUES
Gaming	$641.2	$668.0	$1,966.2	$2,020.9
Food & beverage	71.0	67.8	212.9	201.8
Room	48.7	46.7	148.6	139.0
Online	90.3	52.3	298.2	164.2
Management fee	17.2	10.2	54.6	10.2
Other	34.8	32.3	103.6	96.4
Total revenues	$903.2	$877.3	$2,784.1	$2,632.5

DEPARTMENTAL OPERATING EXPENSES
Gaming	$251.5	$251.8	$751.3	$756.4
Food & beverage	59.7	58.5	177.6	169.9
Room	19.2	17.8	54.9	51.1
Online	79.1	45.8	252.5	140.7
Other	11.5	11.4	34.1	34.0
Total departmental operating expenses	$421.0	$385.3	$1,270.4	$1,152.1

MARGINS
Gaming	60.8%	62.3%	61.8%	62.6%
Food & beverage	15.9%	13.7%	16.6%	15.8%
Room	60.6%	61.9%	63.1%	63.2%
Online	12.4%	12.4%	15.3%	14.3%
Other	67.0%	64.7%	67.1%	64.7%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $26.8 million, or 4.0%, during the three months ended September 30, 2023, compared to the prior year comparable period, was primarily due to declines in slot handle of 3.2%, slot win of 2.5%, table game drop of 4.4% and table game hold of 8.6%. While core customer play was up over the prior year in all three of our gaming entertainment property segments, softness in our retail customer, which is more sensitive to changes in the economy, drove gaming revenue declines year over year.

The decrease in gaming revenues of $54.6 million, or 2.7%, during the nine months ended September 30, 2023, compared to the prior year comparable period, was primarily due to declines in slot handle of 3.1%, slot win of 2.1%, table game drop of 5.2% and table game hold of 7.1%. The decline in gaming revenue is primarily due to softness in the retail customer, as discussed above. In addition, the second quarter of 2022 was particularly strong as Las Vegas benefited from the lifting of mask mandates and COVID restrictions for the first full quarter since the COVID closures in 2020.

Food & Beverage

Food & beverage revenues increased $3.2 million, or 4.7%, during the three months ended September 30, 2023, compared to the prior year comparable period, primarily due to an increase in average guest check of 4.5%. Food and beverage margins increased from 13.7% to 15.9% for the three months ended September 30, 2023, primarily due to the increase in average guest check.

Food & beverage revenues increased $11.1 million, or 5.5%, during the nine months ended September 30, 2023, compared to the prior year comparable period, primarily due to an increase in average guest check of 5.0%. Food & beverage margins increased from 15.8% to 16.6% for the nine months ended September 30, 2023, due to the increase in average guest check.

Room

Room revenues increased $2.0 million, or 4.4%, during the three months ended September 30, 2023, compared to the prior year comparable period, primarily due to an increase in average daily rate of 0.8%. Despite the increase in average daily rate, room margins for the three months ended September 30, 2023, declined due to an increase in cost per room of 8.2% driven primarily by increased wages.

Room revenues increased $9.6 million, or 6.9%, during the nine months ended September 30, 2023, compared to the prior year comparable period, primarily due to an increase in average daily rate of 2.4%. Room margins were essentially flat at 63.1% and 63.2% for the nine months ended September 30, 2023 and 2022, respectively.

Online

Online revenues increased $37.9 million and $134.0 million during the three and nine months ended September 30, 2023, compared to the prior year comparable periods, primarily driven by the launch of online gaming in Ohio in January 2023, organic growth in Pennsylvania and results from Pala Interactive which was acquired in the fourth quarter of 2022, all as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners which represented $26.2 million and $95.5 million of the increase for the three and nine months ended September 30, 2023, respectively, as compared to the prior year comparable periods.

Management fee

Management fee revenues during the three and nine months ended September 30, 2023 of $17.2 million and $54.6 million, respectively, relates to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California. The Sky River Casino opened on August 15, 2022, and thus the $10.2 million of management fees earned under this agreement for both the three and nine months ended September 30, 2022, represented less than two months of fees earned in the prior year.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $2.5 million, or 7.9%, and $7.2 million, or 7.5%, during the three and nine months ended September 30, 2023, as compared to the corresponding periods of the prior year. The increase is driven primarily by the Las Vegas Locals segment as tourism and convention business has grown over the prior year comparable periods with the lifting of mask mandates and COVID restrictions in February 2022 in Las Vegas.

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

The following table presents total revenues and Adjusted EBITDAR by our Reportable Segments and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Total revenues
Las Vegas Locals	$221.8	$225.8	$693.0	$689.8
Downtown Las Vegas	49.6	49.5	159.1	152.9
Midwest & South	513.0	527.5	1,544.1	1,579.6
Online	90.3	52.4	298.2	164.2
Managed & Other	28.5	22.1	89.7	46.0
Total revenues	$903.2	$877.3	$2,784.1	$2,632.5

Adjusted EBITDAR (1)
Las Vegas Locals	$106.0	$111.7	$350.5	$355.8
Downtown Las Vegas	15.8	17.7	57.9	58.2
Midwest & South	190.6	211.3	591.1	642.3
Online	11.0	6.3	45.0	22.9
Managed & Other	19.0	12.6	60.1	17.5
Corporate expense	(21.6)	(21.9)	(65.3)	(66.3)
Adjusted EBITDAR	$320.8	$337.7	$1,039.3	$1,030.4

(1) Refer to Note 10, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $4.0 million, or 1.8%, during the three months ended September 30, 2023, as compared to the prior year comparable period, due primarily to a $7.1 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 6.8%, table game drop of 6.7%, slot handle of 4.3% and slot win of 4.2% over the prior year comparable period. While core guest play grew year over year, softness in play from retail customers drove declines in the current year quarter. Offsetting the decline in gaming revenues were increases in other revenue of $1.5 million, which was primarily driven by increased entertainment, and room revenue of $1.3 million, which was driven by an increase in average daily rate of 0.7% and hotel occupancy rate of 0.6%.

Total revenues increased by $3.2 million, or 0.5%, during the nine months ended September 30, 2023, as compared to the prior year comparable period, reflecting revenue increases in all departmental categories, except gaming revenue. Room revenues primarily drove the growth, increasing $7.5 million due to an increase in hotel occupancy rate of 2.3% and average daily rate of 3.8% over the prior year comparable period. Other revenues increased $2.8 million, which was primarily driven by increased entertainment, bowling and spa services over the prior year comparable period with the lifting of COVID restrictions in February 2022. Food & beverage revenue increased by $2.2 million as average guest check increased 7.1% over the prior year comparable period. These revenue increases were offset by a decline in gaming revenues of $9.3 million primarily due to declines in table game hold of 9.1%, table game drop of 9.0%, slot handle of 3.8% and slot win of 2.6% over the prior year comparable period. Overall, the Las Vegas Locals segment benefited from increased visitation to Las Vegas with the lifting of COVID restrictions in February 2022.

Adjusted EBITDAR decreased by  $5.7  million, or 5.1%, during the three months ended  September 30, 2023 , as compared to the prior year comparable period, primarily due to the revenue decline discussed above and inflationary pressures and cost increases, including wages, utilities and property insurance costs.

Adjusted EBITDAR decreased by  $5.2  million, or 1.5%,  during the nine months ended September 30, 2023 , as compared to the prior year comparable period. Despite the revenue growth during the nine months ended September 30, 2023 , Adjusted EBITDAR declined primarily due to a change in revenue mix from the most profitable revenue stream to other lower margin non-gaming amenities, as well as inflationary pressures and cost increases impacting the three months ended September 30, 2023, as noted above.

Downtown Las Vegas
Total revenues remained consistent at $49.5 million during the three months ended  September 30, 2023 , as compared to the prior year comparable period. Total revenues increased  $6.2 million, or 4.1% , during the  nine months ended September 30, 2023 , as compared to the corresponding prior year period, reflecting revenue increases in all departmental categories. Total revenues for the nine months ended September 30, 2023 , particularly during the first quarter of 2023, were favorably impacted by Fremont's new food hall, expanded slot offering and FanDuel sportsbook, which all debuted in December 2022. After the debut of these new amenities in December 2022, we began work on a renovation of the Fremont's gaming floor and accelerated this renovation and related disruption during the second quarter of 2023 and the slower summer season. Despite this construction disruption, Fremont grew revenues year over year, however this growth was offset by declines at Main Street Station, which is undergoing a hotel remodel that began in the second quarter of 2023 and resulted in only 35% of Main Street Station's rooms being available during the third quarter of 2023.

Adjusted EBITDAR decreased by $1.8  million, or 10.4% , during the three months ended  September 30, 2023 , as compared to the prior year comparable period, primarily due to the construction disruption, as discussed above, and the wage, utility and property insurance cost increases and inflationary pressures also impacting the Las Vegas Locals segment.

Adjusted EBITDAR decreased  $0.3 million, or 0.6%, during the nine months ended September 30, 2023, as compared to the prior year comparable period. Despite the revenue growth during the nine months ended September 30, 2023 , Adjusted EBITDAR declined primarily due to the construction disruption and inflationary pressures and increased costs, as discussed above.

Midwest & South

Total revenues decreased by $14.5 million, or 2.8%, during the three months ended September 30, 2023, as compared to the corresponding period of the prior year, due primarily to an $18.4 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 10.5%, table game drop of 3.0%, slot handle of 2.7% and slot win of 2.0% over the prior year comparable period. The gaming revenues decline is primarily driven by softness in the retail customer throughout the segment. Offsetting the gaming revenues decline was an increase in food & beverage revenues of $2.6 million, which was driven by a 2.0% increase in average guest check.

Total revenues decreased by $35.5million, or 2.2%, during the nine months ended September 30, 2023, as compared to the corresponding period of the prior year, due primarily to a $46.3 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 7.0%, table game drop of 2.9%, slot handle of 2.9% and slot win of 2.2% over the prior year comparable period. The gaming revenues decline is driven primarily by our properties in Louisiana and Mississippi and softness in those overall markets, particularly in the first quarter with trends improving sequentially from quarter to quarter, as well as overall softness in the retail customer throughout the segment. Offsetting the gaming revenues decline was an increase in food & beverage revenues of $8.3 million, which was driven by a 3.4% increase in average guest check.

Adjusted EBITDAR decreased by $20.7 million, or 9.8%, and $51.2 million, or 8.0%, during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods, due primarily to the gaming revenue declines, as discussed above, as well as inflationary pressures and increased wages, utilities and property insurance costs, as noted above as impacting both Las Vegas segments.

Online

Online revenues increased $37.9 million and $134.0 million, during the three and nine months ended September 30, 2023, respectively, compared to the prior year comparable period, primarily driven by the launch of online gaming in Ohio in January 2023, organic growth in Pennsylvania and results from Pala Interactive which was acquired in the fourth quarter of 2022, all as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners and represented $26.2 million and $95.5 million of the online revenues increase for the three and nine months ended September 30, 2023, respectively, as compared to the prior year comparable periods.

Adjusted EBITDAR increased by $4.7 million and $22.1 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding period of the prior year, due primarily to the increase in revenue, excluding reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Managed & Other
During the  three and nine months ended September 30, 2023 , total reven ues increased by  $6.4 million and $43.7 million, respectively, and A djusted EBITDAR increased by $6.4 million and $42.6 million , respectively, as compared to the corresponding period of the prior year , due primarily to $17.2 million and $54.6 million in Sky River Casino management fees during the three and nine months ended September 30, 2023, respectively . The Sky River Casino opened on August 15, 2022, and thus the $10.2 million of management fees earned under this agreement for both the three and nine months ended September 30, 2022, represented less than two months of fees earned in the prior year.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Selling, general and administrative	$99.9	$93.0	$299.3	$280.7
Master lease rent expense	27.2	26.8	81.2	79.8
Maintenance and utilities	41.7	40.8	115.3	108.2
Depreciation and amortization	64.8	65.0	188.6	194.2
Corporate expense	27.9	26.4	88.2	90.3
Project development, preopening and writedowns	2.4	9.6	(11.3)	0.5
Impairment of assets	—	5.6	4.5	5.6
Other operating items, net	0.3	(12.6)	1.0	(12.3)

Selling, General and Administrative

Selling, general and administrative expens es were generally consistent, as a percentage of revenues, and were  11.1% and 10.6% during the three months ended September 30, 2023 and 2022, respectively, and  10.8% and  10.7% during the nine months ended September 30, 2023 and 2022, respectively. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expenses were impacted by increased property insurance costs during the three months ended September 30, 2023.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expe nse remained generally flat period over period at $27.2 million and $26.8 million during the three months ended September 30, 2023 and 2022, respectively, and  $81.2 million and  $79.8 million during the nine months ended September 30, 2023 and 2022, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained consistent at 4.6% during both the three months ended September 30, 2023 and 2022 and 4.1% during both the nine months ended September 30, 2023 and 2022.

Depreciation and Amortization
D epreciation and amortization expenses remained generally consistent at $64.8 million and $65.0 million  during the  three months ended September 30, 2023 and 2022 , respectively, and $188.6 million and $194.2 million  during the nine months ended September 30, 2023 and 2022 , respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expens e was generally consistent and represented  3.1% and  3.0% of revenues during the three months ended September 30, 2023 and 2022, respectively, and  3.2% and  3.4% of revenues during the nine months ended September 30, 2023 and 2022, respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended September 30, 2023 , the Company incurred $2.6 million related to preopening costs. During the nine months ended September 30, 2023, the Company benefited from a $20.1 million reduction of the allowance on the Wilton Note for development advances over the last 10 years offset by preopening costs of $7.6 million. During the three months ended September 30, 2022, the Company incurred $8.3 million in non-cash asset writedowns. During the nine months ended September 30, 2022, the Company benefited from a $12.8 million gain on disposition of assets offset by $8.3 million of non-cash asset writedowns and Pala Interactive acquisition-related costs of $2.6 million.

Impairment of Assets

During the nine months ended September 30, 2023, as a result of our first quarter impairment review, the Company recorded an impairment charge of $4.5 million for goodwill related to our Managed & Other category. During the three and nine months ended September 30, 2022, the Company recorded an impairment charge of $5.6 million for a trademark related to a property in our Midwest & South segment.

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

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Interest Expense, Net of Capitalized Interest and Interest Income	$40.8	$33.9	$106.5	$107.1
Average Long-Term Debt Balance (1)	2,899.7	2,888.1	2,966.6	2,998.0
Weighted Average Interest Rates	5.5%	4.4%	5.4%	4.2%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2023, increased $6.8 million, or 20.2%, from the prior year comparable period primarily due to a $6.4 million interest expense increase driven by a 102-basis point increase in the weighted average interest rate and an $11.6 million increase in the weighted average debt balance.

Interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2023, decreased $0.7 million, or 0.6%, from the prior year comparable period primarily due to a $19.5 million interest income increase driven by a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note during the nine months ended September 30, 2023. The increase in interest income is offset by an $18.8 million interest expense increase driven by a 119-basis point increase in the weighted average interest rate offset by a $31.4 million decline in the weighted average debt balance.

Loss on Early Extinguishments and Modifications of Debt

During the nine months ended September 30, 2022, the Company incurred $16.5 million in loss on early extinguishments and modifications of debt due to the redemption of $300.0 million of our 8.625% Senior Notes, of which $12.9 million related to premium fees paid and $3.6 million related to the write-off of unamortized deferred finance charges. In addition, during the nine months ended September 30, 2022, the Company incurred $3.3 million in loss on early extinguishments and modifications of debt as a result of entering into a new credit agreement (the "Credit Facility") that replaced the then existing credit agreement. The $3.3 million incurred related to the write-off of unamortized deferred finance charges associated with the portion accounted for as a debt extinguishment.

Income Taxes

The effective tax rates during the nine months ended September 30, 2023 and 2022 were 17.6% and 22.6%, respectively. Our tax rate for the nine months ended September 30, 2023, was favorably impacted by a second quarter 2023 release of state valuation allowances and the inclusion of excess tax benefits which were partially offset by the unfavorable impact of state taxes and certain nondeductible expenses, as a component of the provision for income taxes. Our tax rate for the nine months ended September 30, 2022, was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2023 and December 31, 2022, we had balances of cash and cash equivalents of $269.2 million and $283.5 million, respectively. In addition, we held restricted cash balances of $2.5 million and $11.6 million at September 30, 2023 and December 31, 2022, respectively. Our working capital deficit at September 30, 2023 and December 31, 2022, was $114.2 million and $107.9 million, respectively.

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

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$697.3	$728.0

Cash flows from investing activities
Capital expenditures	(279.0)	(173.0)
Payments received on note receivable	82.4	—
Insurance proceeds received for hurricane losses	—	0.5
Proceeds received from disposition of assets	—	21.4
Other investing activities	(3.0)	—
Net cash used in investing activities	(199.6)	(151.1)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	(146.0)	141.5
Retirements of senior notes	—	(300.0)
Premium fees	—	(12.9)
Debt financing costs	—	(15.3)
Share-based compensation activities	(14.5)	(9.2)
Shares repurchased and retired	(312.7)	(434.8)
Dividends paid	(47.8)	(32.6)
Other financing activities	(0.1)	(1.2)
Net cash used in financing activities	(521.1)	(664.5)
Decrease in cash, cash equivalents and restricted cash	$(23.4)	$(87.6)

Cash Flows from Operating Activities

During the nine months ended September 30, 2023 and 2022, we generated operating cash flows of $697.3 million and $728.0 million, respectively. Operating cash flows for the nine months ended September 30, 2023 declined due to $12.6 million in business interruption insurance proceeds received related to Hurricane Laura during the nine months ended September 30, 2022. Additionally, cash flows decreased over the prior year comparable period due primarily to a $15.3 million increase in income taxes paid and a $21.6 million increase in interest expense paid offset by a $10.8 million increase in interest income received.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2023, we incurred net cash outflows for investing activities of $199.6 million comprised of capital expenditures of $279.0 million, primarily related to our Treasure Chest land-based casino project, Fremont food hall and slot floor expansion and renovation, various guest room remodels, IT equipment and building projects at various properties offset by $82.4 million in payments received related to the outstanding principal on the Wilton Note. During the nine months ended September 30, 2022, we incurred net cash outflows for investing activities of $151.1 million comprised of capital expenditures of $173.0 million, primarily related to furniture and equipment purchases and building projects at various properties, offset by $21.4 million in proceeds from disposition of assets.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows from financing activities during the nine months ended September 30, 2023, primarily reflect share repurchases, payments on the outstanding principal under our Credit Facility, share-based compensation and dividends paid. The net cash outflows from financing activities in the nine months ended September 30, 2022, primarily reflect share repurchases, the retirement of the 8.625% Senior Notes, payment of the associated premium fees related to the retirement of the 8.625% Senior Notes, debt financing costs related to the new Credit Facility and dividends paid, offset by an increase in the outstanding principal under the Credit Facility, which was used in part to retire the 8.625% Senior Notes (see "Indebtedness").

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2023	December 31, 2022	Decrease
Credit facility	$1,041.8	$1,187.8	$(146.0)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.5	0.7	(0.2)
Total long-term debt	2,942.3	3,088.5	(146.2)
Less current maturities	44.3	44.3	—
Long-term debt, net of current maturities	$2,898.0	$3,044.2	$(146.2)

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In millions)	2023	2022
Revolving credit facility	$175.0	$285.0
Term A loan	814.0	847.0
Swing loan	52.8	55.8
Total outstanding principal amounts	$1,041.8	$1,187.8

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $175.0 million and $52.8 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,208.8 million as of September 30, 2023.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.9% at September 30, 2023 and 6.2% at December 31, 2022.

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

Covenant Compliance

As of September 30, 2023, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	September 30,	December 31,
(In millions)	2023	2022
Current assets	$435.0	$443.7
Noncurrent assets	9,418.7	8,767.9
Current liabilities	525.5	534.2
Noncurrent liabilities	3,960.4	4,136.8

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Nine Months Ended
(In millions)	September 30, 2023
Revenues	$2,755.7
Operating income	1,312.8
Income before income taxes	1,184.4
Net income	1,091.3

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. As of September 30, 2023, we were authorized to repurchase up to an additional $426.3 million in shares of our common stock under the Share Repurchase Program. We repurchased 1.6 million and 2.5 million shares during the three months ended September 30, 2023 and 2022, respectively, and 4.8 million and 7.6 million shares during the nine months ended September 30, 2023 and 2022, respectively.

Subject to applicable corporate securities laws, repurchases under the Share Repurchase Program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. We are not obligated to repurchase any shares under this program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the Share Repurchase Program with existing cash resources, cash generated from operations and availability under our Credit Facility.

We have in the past, and may in the future, acquire our debt or equity securities, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Quarterly Dividend Program

On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company's cash dividend program.

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $240 million to $260 million. We fund our capital expenditures through cash on hand, operating cash flows and our Credit Facility.

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

As of September 30, 2023, our long-term variable-rate borrowings represented approximately 35.4% of total long-term debt. Based on September 30, 2023 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $10.4 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

See also "Liquidity and Capital Resources" above.

Item 4.        Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Report"), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
July 1, 2023 through July 31, 2023	—	$—	—	$532,607,760
August 1, 2023 through August 31, 2023	864,583	66.53	864,583	475,086,710
September 1, 2023 through September 30, 2023	763,194	63.92	763,194	426,306,209
Total	1,627,777	$65.30	1,627,777	$426,306,209

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

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2023.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer