Form 10-K
period 2023-12-31
BOYD GAMING CORP
filed 2024-02-26
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $4.9 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2024
Common stock, $0.01 par value	96,053,191

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1.    Business

Overview

Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we operate 28 wholly owned brick-and-mortar gaming entertainment properties ("gaming entertainment properties") in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business (“B2B”) and business-to-consumer (“B2C”) online casino gaming business in the United States and Canada. Through a management agreement with Wilton Rancheria, we also manage the Sky River Casino, which is located in California.

We have a strategic partnership with and are a 5% equity owner of FanDuel Group, the nation’s leading sports-betting operator. Through our strategic partnership, we pursue sports-betting opportunities, both at our properties and online, across the country. We operate FanDuel-branded sportsbooks at 16 of our properties. We also offer online sports-betting under the FanDuel brand in all states that our 28 gaming entertainment properties are located, except in Mississippi and Missouri where online sports-betting has not been legalized and in Nevada where we operate our own brand, Boyd Sports. In addition, we have market access agreements outside of Nevada with other third parties for online sports-betting.

We continually work to position our Company for greater success by strengthening our existing operations and growing through acquisitions, capital investments and other strategic initiatives. Our operating strategy is focused on building loyalty with core customers and operating efficiently. Our operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line.

In addition, we believe the following factors have contributed to our success in the past and are central to our success in the future:

•	we have an experienced management team;

•	our operations are geographically diversified;

•	we are focused on building loyalty and driving growth with our core customers, a valuable customer segment in our business;

•	our Las Vegas Locals properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	three of our properties are located in the growing downtown Las Vegas market and also market to a unique niche - Hawaiian customers;

•	we have used our increased free cash flow to strengthen our balance sheet, invest in our properties and return capital to shareholders; and

•	we have the ability to expand certain existing properties and to act opportunistically to make strategic acquisitions.

Properties

We view each of our 28 gaming entertainment properties as an operating segment. For financial reporting purposes, we aggregate these properties into four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations of Boyd Interactive. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management agreement with Wilton Rancheria and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner") with approximately 880 gaming units in approximately 160 locations across the state of Illinois as of December 31, 2023.

For financial information related to our segments as of and for the three years in the period ended December 31, 2023, see Note 14, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

As of December 31, 2023, we operate 27 of our 28 wholly owned gaming entertainment properties (as our Eastside Cannery property has remained closed since March 18, 2020 due to the current levels of demand in the market) offering a total of 1,711,201 square feet of casino space, 28,917 slot machines, 617 table games and 10,405 hotel rooms. We derive the majority of our revenues from gaming at our gaming entertainment properties and Lattner, which generated approximately 70% and 75% of our revenues in 2023 and 2022, respectively. Online revenues from Boyd Interactive and third-party access arrangements, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under the collaborative arrangements, represent our next most significant revenue source, generating 11% and 7% of our revenues in 2023 and 2022, respectively. Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues in each of 2023 and 2022.

The following table sets forth certain information regarding our gaming entertainment properties (listed by Reportable Segment classification) as of and for the year ended December 31, 2023:

			Year
			Opened	Casino					Average
			or	Space	Slot	Table	Hotel	Hotel	Daily
		Location	Acquired	(Sq. ft.)	Machines	Games	Rooms	Occupancy	Rate
Las Vegas Locals
Gold Coast Hotel and Casino		Las Vegas, NV	2004	88,915	1,461	41	712	52%	$67
The Orleans Hotel and Casino		Las Vegas, NV	2004	135,460	1,831	57	1,885	66%	$75
Sam's Town Hotel and Gambling Hall		Las Vegas, NV	1979	120,681	1,422	14	645	51%	$81
Suncoast Hotel and Casino		Las Vegas, NV	2004	95,898	1,394	25	427	73%	$101
Eastside Cannery Casino and Hotel		Las Vegas, NV	2016	••	••	••	••	••	••
Aliante Casino + Hotel + Spa		North Las Vegas, NV	2016	125,000	1,455	21	202	86%	$118
Cannery Casino Hotel		North Las Vegas, NV	2016	86,000	1,208	20	200	75%	$96
Jokers Wild		Henderson, NV	1993	23,698	344	N/A	N/A	N/A	N/A
Downtown Las Vegas
California Hotel and Casino		Las Vegas, NV	1975	34,403	826	20	779	77%	$54
Fremont Hotel & Casino	•	Las Vegas, NV	1985	43,414	832	21	447	62%	$64
Main Street Station Hotel and Casino		Las Vegas, NV	1993	26,918	591	8	406	43%	$62
Midwest & South
Par-A-Dice Casino	•	East Peoria, IL	1996	26,116	553	18	202	53%	$89
Belterra Casino Resort •••	•	Florence, IN	2018	70,232	830	25	662	40%	$93
Blue Chip Casino Hotel Spa	•	Michigan City, IN	1999	65,000	1,374	22	486	47%	$98
Diamond Jo Casino	•	Dubuque, IA	2012	41,408	705	18	N/A	N/A	N/A
Diamond Jo Worth	•	Northwood, IA	2012	34,820	828	22	N/A	N/A	N/A
Kansas Star Casino	•	Mulvane, KS	2012	70,010	1,264	42	N/A	N/A	N/A
Amelia Belle Casino	•	Amelia, LA	2012	27,484	668	11	N/A	N/A	N/A
Delta Downs Racetrack Hotel & Casino	•	Vinton, LA	2001	15,000	1,497	N/A	370	46%	$79
Evangeline Downs Racetrack & Casino	•	Opelousas, LA	2012	39,208	1,118	N/A	N/A	N/A	N/A
Sam's Town Shreveport	•	Shreveport, LA	2004	29,285	760	17	514	36%	$83
Treasure Chest Casino	•	Kenner, LA	1997	23,668	900	25	N/A	N/A	N/A
IP Casino Resort Spa	•	Biloxi, MS	2011	81,700	1,135	45	1,088	65%	$83
Sam's Town Hotel and Gambling Hall Tunica	•	Tunica, MS	1994	44,020	591	7	354	35%	$60
Ameristar Casino * Hotel Kansas City •••		Kansas City, MO	2018	140,000	1,641	42	184	77%	$97
Ameristar Casino * Resort * Spa St. Charles •••		St. Charles, MO	2018	130,000	1,763	46	397	78%	$100
Belterra Park •••	•	Cincinnati, OH	2018	56,863	1,076	N/A	N/A	N/A	N/A
Valley Forge Casino Resort	•	King of Prussia, PA	2018	36,000	850	50	445	31%	$109
Total				1,711,201	28,917	617	10,405

N/A = Not Applicable

● These properties feature FanDuel-branded sportsbooks.

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

Jokers Wild

Located in Henderson, the Jokers Wild is approximately 14 miles from the Las Vegas Strip and includes slots, a sportsbook and dining options. The principal customers of this property are Henderson residents.

Downtown Las Vegas Properties

Our three Downtown Las Vegas properties directly compete with nine other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii as well as tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal" or "California") in 1975. We have strong relationships with Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel & Casino ("Fremont") and Main Street Station Hotel and Casino ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2023, patrons from Hawaii comprised approximately 73% of the occupied room nights at the Cal, 41% of the occupied room nights at Fremont, and 54% of the occupied room nights at Main Street Station.

California Hotel and Casino

The Cal's amenities include 779 hotel rooms, multiple dining options, a sportsbook and meeting space. The Cal and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel & Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas, known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, a FanDuel branded sportsbook, a contemporary new food hall and other dining options and meeting space.

Main Street Station Hotel and Casino

Main Street Station's amenities include 406 hotel rooms and two restaurants. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Midwest & South Properties

Our Midwest & South properties consist of four land-based casinos, six dockside riverboat casinos, three racinos and four barge-based casinos that operate in nine states predominantly in the midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Each of our Midwest & South properties primarily serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions. Online sportsbooks are operated under the respective property gaming license of certain of our Midwest & South properties pursuant to collaborative arrangements with FanDuel or one of our other market access partners.

Par-A-Dice Casino

Par-A-Dice Casino ("Par-A-Dice") is a dockside riverboat casino located on the Illinois River in East Peoria, Illinois that features a FanDuel branded sportsbook and a 202-room hotel. Located adjacent to the Par-A-Dice riverboat is a land-based pavilion, which includes multiple restaurants and a gift shop. Par-A-Dice is strategically located near Interstate 74, a major east-west interstate highway, and it is the only casino gaming facility located within an approximately 90-mile radius of Peoria, Illinois.

Belterra Casino Resort

Belterra Casino Resort ("Belterra Resort") is a dockside riverboat casino located in Florence, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky and features 662 hotel rooms, a FanDuel branded sportsbook and an 18-hole championship golf course. Belterra Resort is also approximately two and one-half hours from Indianapolis, Indiana. The real estate utilized by Belterra Resort is subject to a Master Lease with Gaming and Leisure Properties, Inc. ("GLPI"). Ogle Haus Inn, a 54-room boutique hotel that we lease from GLPI, is operated by us and located near Belterra Resort.

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

Kansas Star Casino

Kansas Star Casino ("Kansas Star") serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to a Lottery Gaming Facility Management Contract with the State of Kansas (the "Kansas Management Contract"). The land-based casino is located in Mulvane, Kansas, approximately 20 miles south of Wichita, Kansas and has multiple dining venues, casino bars and a FanDuel branded sportsbook. Kansas Star also has an arena that provides a venue for concerts, trade shows and equestrian events. In addition, the property has an event center and an equestrian pavilion that includes a practice arena and covered stalls. There is a 300-room Hampton Inn & Suites hotel connected to the casino that is owned and operated by a third party. Under the terms of the agreement, Kansas Star has the option to purchase the hotel.

Amelia Belle Casino

The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana and is a three-level riverboat with gaming, including a FanDuel branded sportsbook, located on the first two decks as well as a café on the first deck. The property's third deck includes a banquet room.

Delta Downs Racetrack Hotel & Casino

Delta Downs Racetrack Hotel & Casino ("Delta Downs") is a land-based racino located in Vinton, Louisiana and conducts horse races on a seasonal basis and operates year-round simulcast facilities for customers to wager on races held at other tracks. In addition, Delta Downs offers slots, a 370-room hotel and a FanDuel branded sportsbook. Delta Downs is approximately 25 miles closer to Houston than the next closest gaming properties. Located near Lake Charles, Louisiana, Delta Downs is conveniently near a route taken by customers traveling between Houston, Beaumont and other parts of southeastern Texas to Lake Charles, Louisiana.

Evangeline Downs Racetrack & Casino

Evangeline Downs Racetrack & Casino ("Evangeline Downs") is a land-based racino located in Opelousas, Louisiana and approximately 20 miles north of Lafayette, Louisiana. The racino currently includes a casino with a convention center, a FanDuel branded sportsbook and multiple food venues and bars. The racino includes a one-mile dirt track, a 7/8-mile turf track, stables for 1,008 horses and a clubhouse, which together with the grandstand and patio area, provides seating capacity for up to 4,295 patrons and includes a concession stand and bar. There is also a 117-room hotel connected to the racino, which is owned and operated by a third party.

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

Sam's Town Shreveport

Sam's Town Shreveport is a dockside riverboat casino located along the Red River in Shreveport, Louisiana. Amenities at the property include 514 hotel rooms, a FanDuel branded sportsbook, multiple restaurants, a live entertainment venue, and convention and meeting space. Feeder markets include east Texas (including Dallas), Texarkana, Arkansas, and surrounding Louisiana cities.

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

A $100 million project is underway to construct a new land-based casino facility to replace the existing riverboat casino. The single-level facility will feature a 47,000-square-foot casino, several new restaurants and bars, nearly 10,000 square feet of convention and meeting space, a FanDuel branded sportsbook, and parking directly adjacent to the casino entrance. The project is expected to be complete by mid-year 2024.

IP Casino Resort Spa

IP Casino Resort Spa ("IP") is a barge-based casino overlooking the scenic back bay of Biloxi, Mississippi and, as a recipient of a AAA Four Diamond Award, is one of the premier resorts on the Mississippi Gulf Coast. The property includes 1,088 hotel rooms and suites, a FanDuel branded sportsbook, convention and meeting space, a spa and salon, an entertainment venue, and multiple restaurants and bars.

Sam's Town Hotel and Gambling Hall Tunica

Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has 354 hotel rooms, a FanDuel branded sportsbook, multiple dining venues, a recreational vehicle park, and entertainment venues.

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

Belterra Park

Belterra Park is a land-based racino located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. The property is a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal gaming, a FanDuel branded sportsbook, several restaurants and the only grass horse racing track in Ohio. The real estate utilized by Belterra Park is subject to a Master Lease with GLPI.

Valley Forge Casino Resort

Valley Forge Casino Resort ("Valley Forge") is a land-based casino hotel located in King of Prussia, Pennsylvania. The property features meeting, conference and banquet facilities and two hotel towers with 445 rooms total. The property also includes multiple dining options, a FanDuel branded sportsbook and an entertainment venue.

Online

Boyd Interactive

On November 1, 2022, the Company completed the acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive"). Boyd Interactive is an innovative online gaming technology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. Under the Stardust brand, we offer B2C online casino gaming in New Jersey, Pennsylvania and the Canadian province of Ontario. Beginning in January 2024, we also offer online social gaming via the Boyd Interactive platform in the United States and Ontario. Our B2B customers in the United States and Canada license our platform for use in their online casino offerings.

Online Sports Betting

Through our strategic partnership with FanDuel and other third-party market access partners, we offer online sports wagering in Illinois, Indiana, Iowa, Kansas, Lousisana, Ohio and Pennsylvania.

Management Agreement

We have a management agreement with Wilton Rancheria, a federally recognized Native American tribe, to manage the Sky River Casino, a gaming entertainment complex, located southeast of Sacramento, California. Sky River Casino has over 2,100 slot machines and 80 table games with 17 food and beverage options and live entertainment.

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

Frequent Player Loyalty Program

Boyd Rewards

We have established a nationwide branding and loyalty program. Our players can use their "Boyd Rewards" cards to earn and redeem points. The program has five player tiers - Ruby, Sapphire, Emerald, Onyx and Titanium. The "Boyd Rewards" loyalty program, among other benefits, rewards players for their loyalty and allows players to qualify for promotions, earn rewards toward slot, video poker, or table games play and redeem points for complimentary slot play, food & beverage, hotel rooms and other free goods and services. Benefits for certain tiers of our loyalty program include annual cruises, vacations, and gifts of luxury jewelry and electronics.

Through the Boyd Rewards card, players may link their card to our digital cashless wallet "BoydPay", in jurisdictions with regulatory approval, providing players with a cashless gaming experience. We have also linked the BoydPay wallet to our Boyd Rewards mobile app, creating a contactless experience that allows customers to use their smartphones to play and cash out on casino games. The ability to use a smartphone to play is in the early stages of rollout and will be expanded further pending regulatory approval.

Other Promotional Activities

We provide other promotional offers and discounts targeted towards new customers, frequent customers, inactive customers, customers of various levels of play, and prospective customers who have not yet visited our properties. We also provide mid-week promotional offers and other promotional activities that seek to generate visits to our properties during slower periods. Complimentaries generally are in the form of monetary discounts, and other rewards generally are limited to redemption at our hotels, restaurants, spas and retail facilities.

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

Human Capital and Labor Relations

As of December 31, 2023, we had 16,129 Team Members, including 15,308 Team Members at our properties and 821 Team Members in our corporate function. We have collective bargaining agreements with three unions covering 1,107 employees.

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

We have programs dedicated to selecting new talent and enhancing the skills of our Team Members, including recruiting relationships with numerous industry associations, government agencies and colleges. We believe we provide competitive wages and benefits to attract and retain the talent necessary for the successful operation of our business. Our benefits include healthcare and retirement benefits, holiday and paid time off, and tuition assistance. Additionally, in 2023, we completed our efforts to increase the hourly minimum rate to $15 per hour for all non-tipped, non-represented positions.

We believe our business is differentiated from our competitors due to our commitment to customer service and delivering a customer experience that fosters long-term loyalty. As such, our business depends on the capability and friendliness of each of our Team Members in order to provide outstanding customer service to each of our guests. Every new Team Member at Boyd Gaming is required to complete the Company’s guest service training program. The program is strongly linked to our culture and values and gives Team Members the tools and training to create outstanding customer service experiences for our guests. Additionally, all Boyd Gaming leaders are required to attend leadership training. The program provides our leaders with the tools and training to effectively communicate and coach their team to success.

We are committed to the diversity, equity and inclusion of our workforce. Currently, 51% of our workforce are women and 53% are minority Team Members. As a Company, we work hard to promote and increase the diversity of our workforce. Our goals include attracting, retaining and growing individuals that reflect the diversity of the communities where we do business, developing policies and practices that help our Team Members realize their potential, and creating goodwill with our Team Members and customers. We seek feedback from our Team Members through an annual Team Member Opinion Survey to measure the culture and to improve our work environment for Team Members. The annual survey regularly achieves over 80% participation. Through our most recent annual Team Member Opinion Survey, 85% of Team Members reported high levels of satisfaction in regard to being treated with respect regardless of race, ethnicity, gender, age or any other aspect of team member identity. In January 2023, we received a five-star rating in Newsweek magazine's annual listing of America's Greatest Workplaces for Diversity. We are proud that we were the only gaming company to receive a perfect rating in this listing, which was compiled through anonymous employee surveys nationwide.

The Company has adopted a Code of Business Conduct that promotes ethical behavior and encourages Team Members to talk to supervisors, managers, or other appropriate personnel when in doubt about the best course of action. Furthermore, we also maintain a confidential Team Member hotline operated by an independent firm for anonymously reporting suspected wrongdoing.

Boyd Gaming strives to provide all Team Members a work environment free of discrimination and harassment. All supervisors and management staff are required to attend annual harassment awareness training, are responsible for ensuring that all Team Members comply with this policy and are responsible for ensuring appropriate action is taken if harassment occurs in the workplace.

We have formal, annual goal setting and performance review processes to drive engagement, performance and retention. Our commitment to Team Member engagement is evidenced by our high average tenure of 8.6 years. In our most recent survey, 76% of Team Members reported high levels of job satisfaction.

Corporate Social Responsibility ("CSR")

We believe our focus on CSR issues is consistent with our values and an integral part of our success as a Company. Dating back to our Company’s founding nearly 50 years ago, we strive to share our success with others, treating every stakeholder of our Company with respect and integrity, and making sure that our home communities are better places because we are a part of them.

We strive to help protect the environment and meaningfully reduce our consumption of natural resources across our nationwide operations. Through these efforts, we endeavor to find ways to continue to reduce our carbon footprint, lower water stress on our communities and reduce the amount of waste sent to the landfills, helping ensure the health of our shared environment for future generations.

We believe our long-term success is intertwined with healthy and vibrant communities. We look to invest in our communities, contributing millions of dollars each year to non-profit organizations across the United States. When crises like pandemics or natural disasters strike our communities, we look for ways to support our neighbors and team members in need.

We strive to be an employer of choice, and create a workplace environment that embraces diversity and inclusion, where Team Members of every background have the ability to realize their full potential and build a rewarding career with us. We have established the Boyd Gaming Diversity Council, as well as 17 property-level diversity committees across seven states. These committees are tasked with promoting diversity and inclusion across our workplaces nationwide, as well as the successful execution of our Company’s diversity goals. Our commitment to being an employer of choice has been recognized by Newsweek magazine, which awarded Boyd Gaming a perfect five-star rating in America’s Greatest Workplaces for Diversity in 2023. Boyd was also recognized by Newsweek as one of America's Greatest Workplaces for Women in 2023, as well as one of America’s Best Large Employers by Forbes magazine for 2023. Our commitment to diversity and inclusion extends beyond our workforce to our communities as we prioritize leveraging our supply chain to create opportunities for diverse and underrepresented businesses in our communities.

We are committed to promoting responsible gaming throughout our operations and our marketing efforts, and to helping provide assistance to those who need help. We provide financial support to problem gambling and responsible gaming organizations across the country, require all employees to participate in annual responsible gaming awareness training and post prominent signage throughout our properties providing problem gambling helpline information. Additionally, we circulate communications throughout the year to Team Members regarding key responsible gaming practices. We also ensure all advertising and marketing includes information on problem gambling and additional information is available to our customers at our properties.

To fulfill our commitment to our shareholders to operate with the highest level of integrity and respect, we follow a robust set of corporate governance policies and procedures and have assembled an experienced Board of Directors that shares our commitment.

Corporate Information

Boyd Gaming was incorporated in Nevada in June 1988. Our principal executive offices are located at 6465 South Rainbow Boulevard, Las Vegas, NV 89118, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. Information on our website is not incorporated by reference herein.

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

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, statements regarding the factors listed below. The following factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	the general effect and expectation of the national and global economy on our business, including but not limited to interest rates and inflationary pressures, as well as the economies where each of our properties are located;
•	the factors that contribute to our ongoing success and our ability to be successful in the future;
•	our business model, areas of focus and strategy for driving business results;
•	our ability to maintain the integrity of our information technology systems and to protect our internal information;
•	impacts caused by public health emergencies and man-made or natural disasters we may encounter;
•	competition, including expansion of gaming into additional markets including online gaming, the impact of competition on our operations, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	our expectation regarding the trends that will affect the gaming industry over the next few years and the impact of these trends on growth of the gaming industry, future development opportunities and merger and acquisition activity in general;
•	our intention to pursue expansion opportunities, including acquisitions, that are a good fit for our business, deliver a solid return for stockholders, and are available at the right price;
•	our compliance with government regulations, including our ability to receive and maintain necessary approvals for our projects;
•	that our credit agreement and our cash flows from operating activities will be sufficient to meet our respective projected operating and maintenance capital expenditures for the next twelve months;
•	indebtedness, including our ability to refinance or pay amounts outstanding under our credit agreement and our unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•	our belief that all pending litigation claims, if adversely decided, will not have a material effect on our business, financial position, results of operations or cash flows;
•	our estimates and expectations regarding anticipated taxes, tax credits or tax refunds;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos;
•	that estimates and assumptions made in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") may differ from actual results; and
•	our estimates as to the effect of any changes in our Consolidated EBITDA on our ability to remain in compliance with certain covenants in the credit agreement.

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

In addition, historical, current, and forward-looking CSR related statements may be based on standards for measuring progress that are still developing, and internal controls and processes that continue to evolve. Our CSR initiatives are subject to additional risks and uncertainties, including regarding the evolving nature of data availability, quality, and assessment; related methodological concerns; our ability to implement various initiatives under expected timeframes, cost, and complexity; our dependency on third parties to provide certain information and to comply with applicable laws and policies; and other unforeseen events or conditions. These factors, as well as others, may cause results to differ materially and adversely from those expressed in any of our forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Additionally, we may provide information that is not necessarily material for SEC reporting purposes but that is informed by various CSR and environmental, social and governance standards and frameworks (including standards for the measurement of underlying data), internal controls, and assumptions or third-party information that are still evolving and subject to change. Our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

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

In 2008, we experienced a profound reduction in consumer demand as a result of the economic recession in the U.S. economy, and we are now experiencing the impacts of inflation, which are significantly impacting customer visitations and business revenue. Consumer spending habits changed significantly due to the recession in 2008, and we expect that consumer behavior as a result of inflation and the COVID-19 pandemic may be similarly altered for an extended period of time. We cannot say when, if ever, or to what extent, customer behavior in our various markets will fully revert to prior trends. Because our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an ongoing economic downturn could materially adversely affect our operating results and financial condition.

The COVID-19 pandemic, the public response to it and related economic consequences have had and could continue to have an adverse effect on our business, operations, financial condition and results.

As a result of the COVID-19 global pandemic and related measures to prevent its spread, all of our gaming facilities were closed in mid-March 2020 in response to orders from public officials and government regulations. As of December 31, 2023, 27 of our 28 gaming entertainment properties are open and operating, while one property in Las Vegas remains closed as a result of business demand and cost containment measures. We cannot predict whether we will be required to temporarily close some or all of our properties in the future. Our business, operations, financial condition and results have been, and could again be, negatively affected as a result of the COVID-19 pandemic.

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

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data, and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees, including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business, financial condition, and results of operations. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission, and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats, and disruptions in our computer systems can occur notwithstanding the data security measures and disaster recovery plans that we have in place. Further, our systems are not fully redundant, and our disaster recovery planning cannot account for all possible scenarios. The cost and operational consequences of implementing further data security measures could be significant.

Any loss, disclosure of, misappropriation of, or access to customers’ or other personal, proprietary information or any other breach of our information security could result in extensive legal proceedings or legal claims, including regulatory investigations and actions, or liability for failure to comply with state or federal privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, cause extensive damage to our reputation, and expose us to legal claims from customers, financial institutions, regulators, payment card associations, employees, and other persons, any of which could have an adverse effect on our financial condition, results of operations, and cash flow.

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

Compliance with these changing and increasingly burdensome and sometimes conflicting privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties, and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third-party service providers engaged by us) may also result in damage to our reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

While we maintain cyber insurance coverage to protect against these risks to the Company, such insurance is unlikely to fully mitigate the impact of any information breach.

Our technology infrastructure is critical to the performance of our digital gaming operations, and any system failures, errors, defects, or disruptions could adversely affect our operations.

Our technology infrastructure is critical to the performance of our digital gaming operations and to user satisfaction, and we rely significantly on our computer systems and software to receive and properly process internal and external data. Our systems may not be adequate to avoid performance delays or outages that could be harmful to our online business. In addition, while we believe we have taken appropriate steps, to protect our systems, we cannot guarantee that the measures we take to prevent cyber-attacks and protect our systems will be sufficient to ensure uninterrupted operation of our digital platform and provide absolute security. We may in the future experience, website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties that provide support to our operations, could result in a wide range of negative outcomes, each of which could materially affect the operation of our online business and our financial condition, results of operations and prospects.

Additionally, our computer systems and software may contain faults, errors, bugs, flaws or corrupted data, and these defects may affect our online offerings or cause systemic shutdowns. These types of issues could disrupt our operations or render a product unavailable or difficult for our users to interact with. Inaccessibility or intermittent problems with our products could make users less likely to return to our digital platform as often, if at all, or to recommend our offerings to other potential users, which could harm our brand perception, cause our users to stop utilizing our product.

If our systems are damaged, breached, attacked, interrupted, or otherwise cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of critical data as well as suffer interruptions in our business operations in the interim.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations and with various other casino and entertainment businesses, including online gaming websites, and could compete with any new forms of gaming that may be legalized in the future. For example, there has been recent expansion of sports betting in various states with legislation allowing for sports betting in casinos and/or online. Expansion of traditional and online gaming in jurisdictions where we do not operate could create further competition for us. The casino entertainment business is characterized by competitors that vary considerably in their size, quality and type of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. Furthermore, competition from online platforms continues to increase.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. Impairment charges of $107.8 million, $40.8 million and $8.2 million were recorded as a result of our 2023, 2022 and 2021 impairment tests and triggering event reviews, respectively.

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

Risks Related to our Properties

We own real property and are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities and could affect our ability to develop, sell or rent our property or to borrow money using such property as collateral.

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

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising more than half of the room nights sold at each property. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations. In recent years, this portion of our business was substantially disrupted due to the COVID-19 pandemic, including as a result of travel restrictions and quarantine requirements in Hawaii.

Our Las Vegas properties also draw a substantial number of customers from specific geographic areas, including the Southern California, Arizona and Las Vegas local markets. Due to our significant concentration of properties in Nevada, any man-made or natural disasters and public health outbreaks in or around Nevada, or the areas from which we draw customers to our Las Vegas properties, could have a significant adverse effect on our business, financial condition and results of operations. In recent years, our Las Vegas business was materially impacted as a result of the COVID-19 pandemic and experienced reduction in visitation from customers in these geographic areas. Each of our properties located outside of Nevada depends primarily on visitors from their respective surrounding regions and is subject to comparable risk.

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

We and our subsidiaries had approximately $2.9 billion of long-term debt on a consolidated basis as of December 31, 2023 (of which approximately $1.0 billion was outstanding under the Credit Facility) and which includes approximately $44.3 million of current maturities of long-term debt and excludes approximately $13.4 million in aggregate outstanding letters of credit. In addition, an aggregate amount of approximately $1,193.3 million was available for borrowing under the Revolving Credit Facility as of December 31, 2023.

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

In addition, our Credit Facility contains certain financial covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum consolidated interest coverage ratio on a quarterly basis of 2.50 to 1.00, (ii) requiring the maintenance of a maximum Consolidated Total Net Leverage Ratio ("CTNL Ratio") on a quarterly basis, (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions and (v) imposing restrictions on investments, dividends and certain other payments. The maximum permitted CTNL Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. Beginning with the fiscal quarter ended September 30, 2023, the maximum CTNL Ratio must be no higher than 4.50 to 1.00 and prior to that was 5.00 to 1.00.

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

Our ability to make payments on our substantial indebtedness and other significant financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, borrow under the Credit Facility or incur new indebtedness. Capital market volatility and prevailing high interest rates increases our cost of capital. Additionally, borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same. Our ability to timely refinance and replace our indebtedness, on attractive terms or at all, will be significantly influenced by the economic and capital market conditions at the time of such refinancing. If we are unable to refinance our indebtedness on a timely basis or if attractive financing terms are not available to us, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

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

We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park (each an "OpCo," and collectively the "OpCos") from GLPI, pursuant to two triple net REIT Master Leases (the "Master Leases"). Current annual rent under the Master Leases is $108.4 million, with rental increases over time. The Master Leases also include substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties, including minimum annual capital investment requirements, and provides that we have assumed the risk of loss with respect to any casualty or condemnation event, including the obligation to repair or rebuild the facility.

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

Marianne Boyd Johnson, our Executive Chair of the Board of Directors and Exectuvie Vice President, together with her immediate family, beneficially owned approximately 28% of the Company's outstanding shares of common stock as of December 31, 2023. As such, the Boyd family has the ability to significantly influence our affairs, including electing the members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 1C.    Cybersecurity

Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are fully integrated into our enterprise risk management ("ERM") approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our Board of Directors (the "Board"). The Company uses recognized frameworks from the National Institute of Standards and Technology as guidelines to inform its cybersecurity policies, standards, and practices. We generally approach cybersecurity matters through a cross-functional, multilayered approach, with specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting our intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with our overall ERM policies and practices, our cybersecurity program focuses on the following areas:

●

Vigilance: We maintain an extensive presence, with cybersecurity threat operations functioning continuously and uninterrupted with the specific goal of identifying, preventing, and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.

●

Systems Safeguards: We deploy systems safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.

●

Collaboration: We use collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.

●

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as third-party systems that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

●

Training: We provide periodic mandatory training for personnel regarding cybersecurity threats, which reinforces our information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel. We additionally publish an internal newsletter on a monthly and ad-hoc basis for enterprise-wide consumption to promote awareness of trends in cybersecurity threats and attack techniques.

●

Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated on a periodic basis.

●

Communication, Coordination and Disclosure: We take a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, risk management, internal audit and other key business functions and engage with our Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the assessment and escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.

●	Governance: Our Board regularly interacts with our Chief Information Security Officer and other members of management on cybersecurity risk management.

A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Board, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by the assessments, audits and reviews.

Governance

Our Board oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that management implements to address risks from cybersecurity threats. The Board receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least quarterly each year, the Board discusses the Company’s approach to cybersecurity risk management with our Chief Information Security Officer.

Our Chief Information Security Officer is the member of our management team that is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. The Company’s Chief Information Security Officer has served in various roles in information technology and information security for over 25 years. The Chief Information Security Officer holds an undergraduate degree in Business Administration with a major in Accounting and Finance and a graduate degree in International Management. The Chief Information Security Officer also holds advanced certifications as a Certified Information Systems Security Professional and as a Qualified Technology Executive granted by Digital Directors Network. The Chief Information Security Officer works in coordination with the other members of management, which includes, but is not limited to, the Company’s President and Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Digital Officer, Chief Information Officer, and General Counsel. The Company’s Chief Information Officer has served in various roles in information technology and information security for over 29 years. The Chief Information Officer holds an undergraduate degree in Electronic Engineering from DeVry University and graduate degree in Technology Management. The Company’s Chief Technology Officer holds an undergraduate degree in computer science and economics from Northwestern and has served in various roles in information technology for over 33 years with Boyd Gaming and numerous other public companies. The Company’s Chief Digital Officer has served in various roles in information technology and information security for over 25 years. The Chief Digital Officer holds a degree in political science with a minor in accounting from Belmont University. The Company’s President and Chief Executive Officer, Chief Financial Officer, and General Counsel each hold undergraduate and graduate degrees in their respective fields, and each have years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

Our Chief Information Security Officer works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response and recovery plans. Through the ongoing communications from these teams, the Chief Information Security Officer monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and reports such incidents to the Board when appropriate.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations, or financial condition. We believe with the cybersecurity and governance program we have in place that we have implemented effective processes and controls to prevent cybersecurity incidents from being reasonably likely to materially affect the Company. Refer to "Item 1A. Risk Factors" in this annual report on Form 10-K, including “Failure to maintain the integrity of our information technology systems, protect our internal information, or comply with applicable privacy and data security regulations could adversely affect us”, for additional discussion about cybersecurity-related risks.

ITEM 2.    Properties

Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2023, some of our properties utilized leased property in their operations.

The real estate parcels utilized by four of our properties are subject to Master Lease agreements with GLPI. The properties under the Master Lease agreements are:

•	Ameristar Kansas City, including approximately 250 acres of leased land and building.

•	Ameristar St. Charles, including approximately 240 acres of leased land and building.

•	Belterra Resort, including approximately 315 acres of leased land and building.

•	Belterra Park, including approximately 160 acres of leased land and building.

In addition, all or a portion of the sites for the following properties are leased:

•	Suncoast, located on 49 acres of leased land.

•	Eastside Cannery, located on 30 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 13 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and approximately 2 acres of leased parking surfaces.

•	Evangeline Downs, which leases the facilities that comprise the Henderson, Eunice and St. Martinville OTBs.

ITEM 3.    Legal Proceedings

See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 9, Commitments and Contingencies - Legal Matters."

ITEM 4.    Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BYD". On February 19, 2024, the closing sales price of our common stock on the NYSE was $63.37 per share. On that date, we had approximately 490 holders of record of our common stock and our directors and executive officers owned approximately 30% of the outstanding shares. There are no other classes of common equity outstanding.

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. We repurchased 6.5 million shares during the year ended December 31, 2023. As of December 31, 2023, $326.3 million of repurchase authorization remained available under the Share Repurchase Program.

The following table discloses share repurchases that we have made pursuant to the Share Repurchase Program during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
October 1, 2023 through October 31, 2023	555,075	$59.07	555,075	$393,519,592
November 1, 2023 through November 30, 2023	596,625	57.70	596,625	359,093,193
December 1, 2023 through December 31, 2023	538,815	60.85	538,815	326,306,473
Totals	1,690,515	$59.15	1,690,515	$326,306,473

Subject to applicable corporate securities laws, repurchases under the Share Repurchase Program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations contained in our Credit Facility and the indentures for our outstanding senior notes. We are not obligated to repurchase any shares under this program, and repurchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. Repurchases under the Share Repurchase Program are funded with existing cash resources, cash generated from operations and availability under our Credit Facility.

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

Our Definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P 400") and to the Dow Jones U.S. Gambling Index ("Dow Jones GI"). The performance graph assumes that $100 was invested on December 31, 2018 in each of the Company's common stock, the S&P 400 and Dow Jones GI, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P MidCap 400 Index
and the Dow Jones US Gambling Index

$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Boyd Gaming Corporation
S&P MidCap 400
Dow Jones US Gambling

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	Indexed Returns
	Boyd Gaming Corp.	S&P 400	Dow Jones GI
December 2019	145.52	126.20	147.56
December 2020	208.60	143.44	132.30
December 2021	318.69	178.95	115.34
December 2022	267.99	155.58	86.00
December 2023	310.79	181.15	112.08

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. For the year ended December 31, 2021, and changes from the year ended December 31, 2021 to the year ended December 31, 2022, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2022. Given the segment recast, as discussed below, and the separation of online revenue and management fee revenue from other revenue in the first quarter of 2023, the Company has provided changes, from the year ended December 31, 2021 to the year ended December 31, 2022, for those segments, including the Midwest & South segment, Online segment and Managed & Other category, and revenue sources, including online revenue, management fee revenue, and other revenue, that were impacted by the recast. The changes to the reportable segments had no impact to the Company's consolidated financial statements and the separation of online revenue and management fee revenue from other revenue on the statement of operations had no impact to the Company's total revenues, net income or earnings per share as previously reported. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

Our primary areas of focus are: (i) growing revenues and building loyalty among our core customers; (ii) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (iii) maintaining the strength of our balance sheet, including our leverage ratios, and finding opportunities to diversify and increase cash flow; (iv) returning capital to shareholders through share repurchases and dividends; (v) furthering our corporate social responsibility ("CSR") initiatives, including our commitments to create a workplace environment that embraces diversity and inclusion and our continued efforts to strive to reduce our consumption of natural resources; (vi) pursuing online gaming opportunities to build a regional online casino business as states allow online casino gaming in and around the states we operate; and (vii) successfully pursuing our growth strategy, which is built on identifying development opportunities in our existing portfolio and acquiring assets that are a good strategic fit and provide an appropriate return to our shareholders.

EXECUTIVE OVERVIEW

Boyd Gaming Corporation (the "Company," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975.

As of December 31, 2023, we have 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have geographically diversified gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a B2B and B2C online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our recent acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive") on November 1, 2022, and such operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner, our Illinois distributed gaming operator. These nonreportable operating segments were previously aggregated with our Midwest & South segment.

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

Our properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit and the ability to transfer digital funds from the players' cashless wallet "BoydPay", subject to gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services with cash or by credit card.

Our industry is capital intensive, and we rely heavily on the ability of our operations to generate operating cash flow to fund maintenance capital expenditures, fund acquisitions, provide excess cash for future development, repay debt financing and associated interest costs, repurchase our debt or equity securities, and pay income taxes and dividends.

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

Maintaining our Brand

The ability of our Team Members to deliver great customer service helps distinguish our Company and our brands from our competitors. Our Team Members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding and a loyalty program. Our players use their "Boyd Rewards" cards to earn and redeem points at all of our gaming entertainment properties and online casino gaming offerings. "Boyd Rewards", among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and monetary discounts, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

Commitment to CSR

We fulfill our commitment to CSR through four core pillars: Environment, People, Communities and Corporate Governance. We invest in the well-being of our communities and future generations through economic contributions and endeavor to reduce our carbon footprint, strive to be an employer of choice where every Team Member is treated with dignity and respect, and have established a culture that promotes conducting business with the highest level of integrity.

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

RESULTS OF OPERATIONS

Overview

	Year Ended December 31,
(In millions)	2023	2022
Total revenues	$3,738.5	$3,555.4
Operating income	901.8	981.2
Net income	620.0	639.4

Total Revenues

Total revenues increased $183.1 million, or 5.2%, for 2023 as compared to 2022 due primarily to an increase in our online revenues of $168.3 million, including an increase of $120.1 million over the prior year of revenues from reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Online revenues increased year over year due primarily to: (i) the launch of online gaming in Ohio in January 2023; (ii) the increase in revenues from reimbursements of gaming taxes and other expenses, as discussed above; (iii) organic growth in Pennsylvania as the online market continues to mature; and (iv) the acquisition of Boyd Interactive on November 1, 2022, which accounted for an increase of $28.6 million. Additionally, during the year ended December 31, 2023, we earned $76.9 million in management fees related to our management agreement with Wilton Rancheria. As Sky River Casino opened on August 15, 2022, there was only $26.9 million of revenue associated with this management agreement in 2022. Offsetting the increase in online revenue and Sky River Casino management fee income, is a decline of $61.4 million in gaming revenue for the year ended December 31, 2023, as compared to the prior year comparable period. The decline in gaming revenue is primarily due to an approximate 4% decline in retail play throughout our Las Vegas Locals and Midwest & South segments that became more prominent starting in the fourth quarter of the prior year as the retail player is generally more sensitive to changes in the economy. Our Downtown Las Vegas segment did not experience a decline in retail play like our other two gaming entertainment property segments as both the Las Vegs Locals and Midwest & South segments cater to local customers whereas Downtown Las Vegas is more heavily reliant on tourism. Nevada tourism remained strong in 2023 with an approximate 5% growth in visitation over the prior year. In addition, the gaming revenue decline in the current year is compounded by a strong prior year, particularly in the Las Vegas Locals segment, as Las Vegas benefited from the lifting of mask mandates and COVID restrictions during the prior year second quarter, which was the first full quarter without restrictions since the COVID closures in 2020.

Operating Income

In 2023, our operating income decreased $79.4 million, or 8.1%, as compared to 2022. While revenues grew by $183.1 million, $120.1 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount of the reimbursement is also recorded as expense. In 2023, operating income was unfavorably impacted by $107.8 million in impairment of assets, of which $21.3 million related to gaming license rights in our Midwest & South segment, $82.0 million related to goodwill in our Online segment and $4.5 million related to goodwill in our Managed & Other category. Additionally in 2022, operating income was favorably impacted by a $12.7 million gain on the sale of land and a $12.6 million gain from insurance proceeds received for business interruption and lost profits related to Hurricane Laura and unfavorably impacted by $40.8 million in impairment of assets related to our Midwest & South segment. Operating income was further unfavorably impacted in 2023 by inflationary impacts and increases in costs including wages, utilities and property insurance that were most prevalent in our gaming entertainment property segments and contributed to a 150-basis point decline in overall margins in the three segments combined.

Net Income

For the year ended December 31, 2023, net income was $620.0 million, compared with net income of $639.4 million for the prior year. This decrease was primarily attributable to the $79.4 million decrease in operating income, as discussed above, and a $20.0 million interest expense increase due to a 110-basis point increase in the weighted average interest rate offset by a $42.8 million decline in the weighted average debt balance. Net income was favorably impacted by a $19.8 million decrease in loss on early extinguishments and modifications of debt due primarily to the retirement of $300.0 million aggregate principal amount of our 8.625% Senior Notes due 2025 ("8.625% Senior Notes") in June 2022 and a decrease in the income tax provision of $56.5 million driven by the release of state tax valuation allowances of $35.9 million in 2023 combined with operational performance declines and thus lower resulting taxes.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which generated approximately 70% and 75% of our revenues in 2023 and 2022, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating 11% and 7% of revenues in 2023 and 2022, respectively. Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed less than 8% of revenues in each of 2023 and 2022.

	Year Ended December 31,
(In millions)	2023	2022	2021
REVENUES
Gaming	$2,613.3	$2,674.7	$2,705.5
Food & beverage	288.5	276.0	230.0
Room	199.1	189.1	154.2
Online	422.2	253.9	172.5
Management fee	76.9	26.9	—
Other	138.5	134.8	107.6
Total revenues	$3,738.5	$3,555.4	$3,369.8

DEPARTMENTAL OPERATING EXPENSES
Gaming	$1,000.2	$1,005.8	$999.5
Food & beverage	240.9	231.4	192.3
Room	73.5	68.4	57.6
Online	359.0	213.9	148.3
Other	46.3	45.6	34.7
Total departmental operating expenses	$1,719.9	$1,565.1	$1,432.4

MARGINS
Gaming	61.7%	62.4%	63.1%
Food & beverage	16.5%	16.2%	16.4%
Room	63.1%	63.8%	62.6%
Online	15.0%	15.8%	14.0%
Other	66.6%	66.2%	67.8%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $61.4 million, or 2.3%, decrease in gaming revenues during 2023 as compared to the prior year, was primarily due to declines in table game hold, table game drop and slot handle of 5.5%, 3.6% and 2.7%, respectively. While core customer play was up year over year in all three gaming entertainment property segments, softness in our retail customer in the Las Vegas Locals and Midwest & South segments, as discussed above, drove gaming revenue declines year over year.

Food & Beverage

Food & beverage revenues increased $12.4 million, or 4.5%, during 2023 as compared to prior year, primarily due to an increase in average guest check of 5.4%. During 2023, we opened eight new restaurants and bars across our portfolio, which helped contribute to the year over year food & beverage revenue growth. Food & beverage margins remained consistent year over year.

Room

Room revenues increased $10.0 million, or 5.3%, in 2023 compared to 2022 due primarily to a 1.5% increase in average daily rate. Room margins remained consistent year over year.

Online

Online revenues increased $168.3 million in 2023 compared to 2022 primarily driven by the launch of online gaming in Ohio in January 2023, organic growth in Pennsylvania and results from Boyd Interactive, which was acquired in the fourth quarter of 2022, all as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners which represented $120.1 million of the increase for 2023 compared to 2022.

Online revenues increased $81.4 million in 2022 compared to 2021 primarily driven by an increase in reimbursements of gaming taxes and other expenses paid on behalf of our online partners of $61.2 million as online expanded into Louisiana and Kansas in 2022. Operating results in 2022 were also impacted by $4.3 million in online revenues related to the acquisition of Boyd Interactive on November 1, 2022.

Management Fee

Management fee revenues of $76.9 million and $26.9 million in 2023 and 2022, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California. The Sky River Casino opened on August 15, 2022, and thus we earned a full year of management fees in 2023 versus less than five months in the prior year. There were no management fees earned during 2021.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and retail revenue, and other revenues related to our properties, such as ATM commissions. Other revenues increased by $3.7 million, or 2.8%, during 2023 as compared to the prior year. The increase is primarily driven by all three gaming entertainment property segments as entertainment and convention business continued to grow, particularly in Las Vegas after the lifting of mask mandates and COVID restrictions in February 2022.

Other revenues increased by $27.3 million, or 25.3%, during 2022 as compared to 2021. The revenue growth is from other amenities, such as entertainment and group business, returning after the COVID-related closures and lifting of large group restrictions. Corresponding period-over-period increases in other expenses reflect primarily the corresponding costs of entertainment and group business.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine profitability based upon Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segments and our Managed & Other category to reconcile to total revenue and total Adjusted EBITDAR:

	Year Ended December 31,
(In millions)	2023	2022	2021
Total revenues
Las Vegas Locals	$928.1	$930.7	$886.1
Downtown Las Vegas	222.4	215.3	155.8
Midwest & South	2,042.0	2,076.1	2,105.8
Online	422.2	253.9	172.5
Managed & Other	123.8	79.4	49.6
Total revenues	$3,738.5	$3,555.4	$3,369.8

Adjusted EBITDAR (1)
Las Vegas Locals	$471.0	$481.6	$473.2
Downtown Las Vegas	85.5	86.1	51.3
Midwest & South	781.7	830.8	892.1
Online	62.3	39.7	23.6
Managed & Other	84.5	41.0	11.3
Corporate expense	(90.2)	(88.7)	(85.5)
Adjusted EBITDAR	$1,394.8	$1,390.5	$1,366.0

(1) Refer to Note 14, Segment Information, in the notes to the consolidated financial statements for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying consolidated statements of operations.

Las Vegas Locals

Total revenues decreased $2.6 million, or 0.3%, during 2023 as compared to the prior year, due primarily to a $15.6 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 7.7%, table game drop of 6.3%, slot handle of 4.1% and slot win of 2.8% over the prior year. While core guest play grew year over year, softness in play from retail customers drove declines year over year.  Offsetting the decline in gaming revenues were increases in the following: (i) room revenues of $8.4 million, which was driven by increases in average daily rate of 3.0% and hotel occupancy rate of 1.7% from the prior year; (ii) other revenues of $2.6 million, which was primarily driven by increased entertainment, bowling and spa services over the prior year with the lifting of COVID restrictions in February 2022; and (iii) food & beverage revenues of $2.0 million, which was primarily due to an increase in average guest check of 7.0% from the prior year.

Adjusted EBITDAR decreased $10.7 million, or 2.2%, during 2023 as compared to the prior year, due primarily to the revenue decline discussed above and inflationary pressures and cost increases, including wages, utilities and property insurance costs.

Downtown Las Vegas

Total revenues increased $7.1 million, or 3.3%, during 2023 as compared to the prior year, reflecting revenue increases in all departmental categories. Total revenues in 2023, particularly during the first quarter of 2023, were favorably impacted by Fremont's new food hall, expanded slot offering and FanDuel sportsbook, which all debuted in December 2022. After the debut of these new amenities in December 2022, we began work on a renovation of the Fremont's gaming floor. Despite this construction disruption, Fremont grew revenues year over year with its refreshed product and increased visitation to Las Vegas, however this growth was offset by a decline in revenue at Main Street Station, which underwent a hotel remodel that began in the second quarter of 2023 and resulted in only approximately 50% of Main Street Station's rooms being available during the third and fourth quarters of 2023.

Adjusted EBITDAR decreased $0.5 million during 2023 as compared to the prior year. Despite the revenue growth in 2023, Adjusted EBITDAR declined primarily due to the construction disruption combined with inflationary pressures and increased costs that impacted our Las Vegas Locals segment also, as discussed above.

Midwest & South

Total revenues decreased $34.1 million, or 1.6%, in 2023 as compared to 2022, due primarily to a $47.4 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 5.4%, table game drop of 2.0%, slot handle of 2.1% and slot win of 1.4% over the prior year. The gaming revenues decline is driven primarily by our properties in Louisiana and Mississippi and softness in those overall markets, particularly in the first half of the year as year over year declines improved during the year, as well as overall softness in the retail customer throughout the segment. Offsetting the gaming revenues decline was an increase in food & beverage revenues of $9.8 million, which was primarily driven by a 4.6% increase in average guest check.

Total revenues decreased $29.7 million, or 1.4%, in 2022 as compared to 2021, due primarily to a gaming revenue decline of $66.8 million, as compared to the prior year. Slot win decreased 6.5% driven primarily by government stimulus payments to our customers in the second quarter of 2021, limited competing entertainment options during the year ended December 31, 2021, hurricane construction recovery in 2021 that contributed to the incremental play at our Mississippi and Louisiana properties and a winter storm in December 2022 that impacted the entire segment. The decline in gaming revenue is offset by an increase in food & beverage revenue of $19.1 million, as compared to the prior year, due primarily to a 3.8% increase in average guest check as food covers were flat to prior year. In addition, room revenue increased by $8.8 million, as compared to the prior year, as average daily rate increased 1.4% with occupancy flat to prior year.

Adjusted EBITDAR decreased $49.1 million, or 5.9%, in 2023 as compared to 2022, due primarily to the gaming revenue declines, as discussed above, as well as inflationary pressures and increased wages, utilities and property insurance costs, as noted above as impacting both Las Vegas segments.

Adjusted EBITDAR decreased by $61.3 million, or 6.9%, in 2022 as compared to 2021, due primarily to the 6.5% decrease in slot win, as discussed above, and the return of lower margin amenities after the lifting of COVID restrictions throughout 2021 in many of our markets in the Midwest & South segment.

Online

Online revenues increased $168.3 million, or 66.3%, in 2023 as compared to 2022, primarily driven by the launch of online gaming in Ohio in January 2023, organic growth in Pennsylvania and results from Boyd Interactive, which was acquired in the fourth quarter of 2022, all as discussed above. Online revenues include reimbursements of gaming taxes and other expenses paid on behalf of our online partners and represented $120.1 million of the online revenues increase for 2023 as compared to 2022.

Online revenues increased $81.4 million in 2022 compared to 2021 primarily driven by an increase in reimbursements of gaming taxes and other expenses paid on behalf of our online partners of $61.2 million as online expanded into Louisiana and Kansas in 2022. Operating results in 2022 were also impacted by $4.3 million in online revenues related to the acquisition of Boyd Interactive on November 1, 2022.

Adjusted EBITDAR increased by $22.6 million, or 56.7%, in 2023 as compared to 2022, due primarily to the increase in revenue, excluding reimbursements of gaming taxes and other expenses paid on behalf of our online partners, as discussed above.

Adjusted EBITDAR increased by $16.2 million, or 68.7%, in 2022 as compared to 2021, due primarily to the increase in revenue, excluding reimbursements of gaming taxes and other expenses paid on behalf of our online partners, as discussed above.

Managed & Other

In 2023, total revenues increased by $44.5 million and Adjusted EBITDAR increased by $43.5 million, as compared to 2022, due primarily to a $50.0 million increase in Sky River Casino management fees during 2023 over the prior year. The Sky River Casino opened on August 15, 2022, and thus management fees earned under this agreement for 2022, represented less than five months of fees earned in the prior year. There were no management fees earned during 2021.

In 2022, total revenues increased by $29.7 million over 2021 and Adjusted EBITDAR increased by $29.7 million in 2022 as compared to 2021, due primarily to the opening of Sky River Casino in August 2022 and the $26.9 million in management fees earned in 2022 upon the property opening.

Other Operating Costs and Expenses

The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2023	2022
Selling, general and administrative	$389.9	$374.0
Master lease rent expense	108.4	106.6
Maintenance and utilities	151.0	143.5
Depreciation and amortization	256.8	258.2
Corporate expense	116.0	117.0
Project development, preopening and writedowns	(8.9)	(18.9)
Impairment of assets	107.8	40.8
Other operating items, net	(4.2)	(12.2)

Selling, General and Administrative

Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of total revenues, were generally consistent at 10.4% and 10.5% for 2023 and 2022, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat year over year at $108.4 million and $106.6 million during 2023 and 2022, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of total revenues, remained consistent at 4.0% for both 2023 and 2022.

Depreciation and Amortization

Depreciation and amortization expense remained generally consistent at $256.8 million and $258.2 million in 2023 and 2022, respectively.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other administrative expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented 3.1% and 3.3% of total revenues for 2023 and 2022, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally non-recurring in nature and vary from period to period as the volume of underlying activities fluctuate. During 2023, the Company benefited from a $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria (the "Wilton Note") for development advances over the last 10 years offset by preopening costs of $10.0 million. The project development, preopening and writedowns expense in 2022, primarily related to the following: (i) a $20.4 million reduction of the allowance on the Wilton Note for development advances over the last 10 years; (ii) a $12.7 million gain on sale of land; offset by (iii) an $8.3 million non-cash asset writedown; and (iv) preopening costs of $5.5 million related to the acquisition of Boyd Interactive.

Impairment of Assets

Impairment of assets in 2023 includes non-cash impairment charges of the following: (i) $21.3 million for gaming license rights in our Midwest & South segment primarily due to higher interest rates combined with a decline in operational performance; (ii) $82.0 million for goodwill in our Online segment primarily due to the expectation of an extended timeframe for the legalization of online gaming in the states we operate and a corresponding decline in the expected discounted cash flows; and (iii) $4.5 million for goodwill in our Managed & Other category primarily related to a decline in operational performance.

Impairment of assets in 2022 includes non-cash impairment charges of $9.2 million for trademarks and $31.6 million for goodwill in our Midwest & South segment due primarily to an increase in the discount rate over the prior year.

Other Operating Items, Net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impacts, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. The $4.2 million of other operating items, net in 2023, was primarily driven by a one-time settlement payment received. During 2022, $12.6 million of other operating items, net, related to a gain from the settlement of our insurance claim for business interruption and lost profits from the closure of Delta Downs for approximately three weeks in August and September 2020 due to Hurricane Laura.

Other Expense (Income)

Interest Expense, Net

	Year Ended December 31,
(In millions)	2023	2022
Interest Expense, Net of Capitalized Interest and Interest Income	$147.4	$129.7
Average Long-Term Debt Balance (1)	2,945.2	2,988.0
Loss on Early Extinguishments and Modifications of Debt	—	19.8
Weighted Average Interest Rates	5.4%	4.3%

Mix of Debt at Year End
Fixed rate debt	64.5%	61.5%
Variable rate debt	35.5%	38.5%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, increased $17.7 million, or 13.6%, from 2022 to 2023. The increase was attributable to a 110-basis point increase in the weighted average interest rate offset by a $42.8 million decline in the weighted average debt balance, which was primarily driven by the retirement of the remaining $300.0 million outstanding balance of the 8.625% Senior Notes in June 2022 and the incremental borrowings under the Credit Facility on November 1, 2022, to fund the $175.2 million purchase of Boyd Interactive.

Loss on Early Extinguishments and Modifications of Debt

During 2022, the Company incurred $16.5 million in loss on early extinguishments and modifications of debt due to the redemption of $300.0 million aggregate principal amount of our 8.625% Senior Notes, of which $12.9 million related to premium fees paid and $3.6 million related to the write-off of unamortized deferred finance charges. In addition, during 2022, the Company incurred $3.3 million in loss on early extinguishments and modifications of debt as a result of entering into a new credit agreement (the "Credit Facility") that replaced the then existing credit agreement. The $3.3 million incurred related to the write-off of unamortized deferred finance charges associated with the portion accounted for as a debt extinguishment.

Income Taxes

The effective tax rate on income from continuing operations during 2023 and 2022 was 17.6% and 22.9%, respectively. Our effective tax rate for 2023 was favorably impacted by a second quarter 2023 release of state valuation allowances and the inclusion of excess tax benefits related to equity compensation, as a component of the provision for income taxes, which were partially offset by the unfavorable impact of certain nondeductible expenses, including nondeductible compensation and employee benefits. Our effective tax rate for 2022 was unfavorably impacted by state taxes and certain nondeductible expenses, including non-deductible compensation and employee benefits which were partially offset by the inclusion of excess tax benefits related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balances were $304.3 million and $283.5 million at December 31, 2023 and 2022, respectively. In addition, we held restricted cash balances of $3.7 million and $11.6 million at December 31, 2023 and 2022, respectively. Our working capital deficit at December 31, 2023 and 2022 was $67.0 million and $107.9 million, respectively.

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2023	2022
Net cash provided by operating activities	$914.5	$976.1

Cash flows from investing activities
Capital expenditures	(374.0)	(269.2)
Cash paid for acquisitions, net of cash received	—	(167.9)
Payments received on note receivable	113.6	—
Insurance proceeds received from hurricane losses	—	0.6
Proceeds received from disposition of assets	—	22.0
Other investing activities	(3.9)	(7.8)
Net cash used in investing activities	(264.3)	(422.3)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	(141.5)	319.9
Retirements of senior notes	—	(300.0)
Premium fees	—	(12.9)
Debt financing costs	—	(16.7)
Shares repurchased and retired	(412.7)	(541.6)
Dividends paid	(63.6)	(48.2)
Share-based compensation activities, net	(19.3)	(15.1)
Other financing activities	(0.1)	(1.3)
Net cash used in financing activities	(637.2)	(615.9)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$12.9	$(62.1)

Cash Flows from Operating Activities

During 2023 and 2022, we generated net operating cash flow of $914.5 million and $976.1 million, respectively. Operating cash flows for 2023 declined due to $12.6 million in business interruption insurance proceeds received related to Hurricane Laura during 2022. Additionally, cash flows decreased over the prior year due primarily to a $23.6 million increase in income taxes paid and a $22.7 million increase in interest expense paid offset by a $12.0 million increase in interest income received.

Cash Flows from Investing Activities

Our industry is capital intensive, and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2023, we incurred net cash outflows for investing activities of $264.3 million comprised of capital expenditures of $374.0 million, primarily related to our Treasure Chest land-based casino project, Fremont food hall and slot floor expansion and renovation, various guest room remodels, IT equipment and building projects at various properties offset by $113.6 million in payments received related to the outstanding principal on the Wilton Note.

During 2022, we incurred net cash outflows for investing activities of $422.3 million comprised of capital expenditures of $269.2 million, primarily related to a casino expansion at our Fremont property, inclusive of incremental slot capacity, a FanDuel branded sportsbook and contemporary food hall, as well as new slot machines for all our properties, guest room remodels, IT equipment and various furniture and equipment purchases and building projects at our properties. Investing cash outflow was also impacted by net cash paid of $167.9 million related to the acquisition of Boyd Interactive, offset by $22.0 million in proceeds from the disposition of excess land.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, repayments of obligations and ongoing operations.

The net cash outflows of $637.2 million for financing activities in 2023 is primarily driven by $412.7 million in share repurchases and $63.6 million in dividends paid, reflecting the priority of our capital return program and focus on returning capital to shareholders. Other significant financing activities during 2023 include $141.5 million in net payments on our Revolving Credit Facility (see "Indebtedness") as we used cash flow from operations to paydown amounts borrowed in 2022 to fund the Boyd Interactive acquisition.

The net cash outflows of $615.9 million for financing activities in 2022 is primarily driven by $541.6 million in share repurchases and $48.2 million in dividends paid. Other significant financing activities during 2022 include the retirement of the remaining $300.0 million 8.625% Senior Notes and related premium fees, offset by $319.9 million in net borrowings as we borrowed on our Revolving Credit Facility (see "Indebtedness") to finance the acquisition of Boyd Interactive and to support share repurchase activity.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

	December 31,	December 31,
(In millions)	2023	2022	Decrease
Credit Facility	$1,046.3	$1,187.8	(141.5)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.5	0.7	(0.2)
Total long-term debt	2,946.8	3,088.5	(141.7)
Less current maturities	44.3	44.3	—
Long-term debt, net of current maturities	$2,902.5	$3,044.2	$(141.7)

The amount of current maturities include certain non-extending balances scheduled to be repaid within the next twelve months under the Credit Facility.

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

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan mature on the fifth anniversary of the Closing Date (or earlier upon the occurrence or non-occurrence of certain events). The Term A Loan was fully funded on the Closing Date. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Facility, including a senior secured term loan A facility and senior secured term loan B facility (the "Prior Refinancing Term B Loan"), to fund transaction costs in connection with the Credit Agreement, and for general corporate purposes.

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In millions)	2023	2022
Revolving Credit Facility	$180.0	$285.0
Term A Loan	803.0	847.0
Swing Loan	63.3	55.8
Total outstanding principal amounts	$1,046.3	$1,187.8

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $180.0 million and $63.3 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,193.3 million as of December 31, 2023.

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

The blended interest rate for outstanding borrowings under the Credit Facility was 7.2% and 6.2% at December 31, 2023 and December 31, 2022, respectively.

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

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. Beginning with the fiscal quarter ended September 30, 2023, the maximum Consolidated Total Net Leverage Ratio must be no higher than 4.50 to 1.00 and prior to that was 5.00 to 1.00.

Senior Notes

We currently have two issuances of senior notes (the "Senior Notes") outstanding as described below.

4.750% Senior Notes due June 2031

On June 8, 2021, we issued $900.0 million aggregate principal amount of 4.750% Senior Notes due June 2031 ("4.750% Senior Notes due 2031"). The 4.750% Senior Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year. The 4.750% Senior Notes due 2031 will mature on June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2031 and cash on hand were used to finance the redemption of our outstanding $750.0 million aggregate principal amount of 6.375% Senior Notes due 2026 ("6.375% Senior Notes") and $700.0 million aggregate principal amount of 6.000% Senior Notes due 2026 ("6.000% Senior Notes").

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

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 ("4.750% Senior Notes due 2027"). The 4.750% Senior Notes due 2027 require semi-annual interest payments on June 1 and December 1 of each year. The 4.750% Senior Notes due 2027 will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2027 were used to finance the redemption of all of its outstanding 6.875% senior notes due 2023 and prepay a portion of our Prior Refinancing Term B Loan.

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

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2023, the available borrowing capacity under our Credit Facility was $1,193.3 million.

Covenant Compliance

As of December 31, 2023, we were in compliance with the financial and other covenants of our debt instruments.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
Year Ending December 31,
2024	$44.3
2025	44.2
2026	44.0
2027	1,914.3
2028	—
Thereafter	900.0
Total outstanding principal of long-term debt	$2,946.8

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	December 31,
(In millions)	2023	2022
Current assets	$496.0	$443.7
Noncurrent assets	9,588.6	8,767.9
Current liabilities	550.6	534.2
Noncurrent liabilities	3,944.6	4,136.8

Summarized combined results of operations information for the parent company and the Guarantors is as follows:

Year Ended
(In millions)	December 31, 2023
Revenues	$3,768.7
Operating income	1,741.4
Income before income taxes	1,570.9
Net income	1,419.4

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16

Share Repurchase Program

Subject to applicable laws, repurchases under our share repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. Purchases under our share repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources, cash generated from operations and availability under our Credit Facility.

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. We are not obligated to repurchase any shares under this program and repurchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 6.5 million shares and 9.4 million shares during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we are authorized to repurchase up to an additional $326.3 million of our common stock under the Share Repurchase Program.

We have in the past, and may in the future, acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity

We anticipate funding our capital requirements using cash on hand, cash generated from operations and availability under our Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments

Capital Spending and Development

We continually perform ongoing refurbishment and maintenance at our facilities to maintain our standards of quality. Certain of these maintenance costs are capitalized, if such improvement or refurbishment extends the life of the related asset, while other maintenance costs that do not so qualify are expensed as incurred. The commitment of capital and the related timing thereof are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties to maintain our quality standards ranges from between $200 million and $250 million. In addition, we expect to spend an additional $100 million in 2024 for hotel room renovation projects at four of our gaming entertainment properties. We intend to fund such capital expenditures through cash on hand, our Credit Facility and operating cash flows.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. In 2024, we expect to spend an additional $100 million in growth projects, which includes the completion of the new land-based facility at Treasure Chest.

CONTRACTUAL OBLIGATIONS

The following summarizes our undiscounted contractual obligations as of December 31, 2023:

	Year Ending December 31,
(In millions)	Total	2024	2025	2026	2027	2028	Thereafter
CONTRACTUAL OBLIGATIONS
Long-Term Debt
Credit Facility	$1,046.3	$44.0	$44.0	$44.0	$914.3	$—	$—
4.750% senior notes due 2027	1,000.0	—	—	—	1,000.0	—	—
4.750% senior notes due 2031	900.0	—	—	—	—	—	900.0
Other	0.5	0.3	0.2	—	—	—	—
Total long-term debt	2,946.8	44.3	44.2	44.0	1,914.3	—	900.0

Interest on Fixed Rate Debt (1)	505.0	90.3	90.3	90.3	86.3	42.8	105.0

Interest on Variable Rate Debt (1)	223.0	73.8	70.6	67.5	11.1	—	—

Operating Leases - Master Leases	245.0	108.9	108.9	27.2	—	—	—

Operating Leases - Other	386.9	22.7	20.1	18.5	17.2	16.8	291.6

Purchase Obligations (2)	141.9	85.7	22.1	10.1	4.5	2.8	16.7

TOTAL CONTRACTUAL OBLIGATIONS	$4,448.6	$425.7	$356.2	$257.6	$2,033.4	$62.4	$1,313.3

(1)

Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2023. Estimated interest payments for variable-rate debt are based on rates at December 31, 2023.

(2)	Purchase obligations include obligations under assessment arrangements and various contracted amounts, including construction contracts and information technology, advertising, maintenance and other service agreements.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming, including online gaming, is currently permitted. We also pursue expansion opportunities in jurisdictions where casino gaming and online gaming is not currently permitted in order to be prepared to develop projects upon approval of casino and online gaming. Such expansions will be affected and determined by several key factors, which may include the following:

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

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist of the following:

Indemnification

We have entered into certain agreements that contain indemnification provisions involving certain of our executive officers and directors. These agreements provide indemnity insurance pursuant to which directors and officers are indemnified or insured against liability or loss under certain circumstances, which may include liability or related loss under the Securities Act and the Exchange Act. In addition, our Restated Articles of Incorporation and Restated Bylaws contain provisions that provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by law.

Outstanding Letters of Credit

At December 31, 2023, we had outstanding letters of credit totaling $13.4 million.

Other Arrangements

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which could materially impact our consolidated financial statements: the recoverability of long-lived assets; valuation of indefinite-lived intangible assets; valuation of goodwill; accounting for leases; provisions for deferred tax assets, certain tax liabilities and uncertain tax positions; and application of acquisition method of accounting.

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

Recoverability of Long-Lived Assets

Our long-lived assets, excluding indefinite-lived intangible assets and goodwill (both of which are discussed further below), were carried at $3.5 billion at December 31, 2023, or 56.2% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow ("DCF") model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Trademarks are based on the value of our brand, which reflects the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the brand name. We used the following significant projections of future cash flows, assumptions and estimates to determine value under the relief from royalty method: revenue from gaming and hotel activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit. The projections underlying this DCF model were forecasted for five years and a terminal value calculated using a model which divides the normalized cash flow stream by a capitalization rate. Applying the selected pretax royalty rates to the applicable revenue base in each period yielded pretax income for each property's trademarks and trade name. These pretax totals were tax effected utilizing the applicable tax rate to arrive at net, after-tax cash flows. The net, after-tax cash flows and the terminal value were then discounted to present value utilizing an appropriate discount rate. The present value of the after-tax cash flows was then added to the present value of the amortization tax benefit (considering the 15-year amortization of intangible assets pursuant to income tax regulations) to arrive at the recommended fair values for the trademarks and trade names.

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. The guidance permits an entity to make a qualitative assessment, referred to as "Step Zero," of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We utilized this option for our 2023 annual impairment test for certain of our indefinite-lived intangible assets. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment by performing a qualitative ("Step Zero") analysis for our indefinite-lived intangibles to determine if it is more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We solicit third party valuation expertise to assist in the valuation of those indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment test, performed as of October 1, 2023, resulted in a gaming license right impairment charge of $13.1 million.

We evaluate on a quarterly basis whether any triggering events or changes in circumstances would indicate an impairment condition may exist. This evaluation requires significant judgment, including consideration of whether there have been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. As a result of our fourth quarter 2023 triggering event review, we recorded gaming license right impairment charges of $8.2 million. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

Management makes significant judgments and estimates as part of these analyses that are inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, resulting in an impairment charge of trademarks and gaming license rights in an amount up to its book value of $1.3 billion. For the year ended December 31, 2023, the Company recorded $21.3 million of gaming license right impairments, as noted above, related to two gaming license rights in the Midwest & South segment that had estimated fair values that did not exceed their respective carrying values. Additionally, trademarks and gaming license rights in the Midwest & South segment had estimated fair values that did not significantly exceed their respective carrying values.

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

In the valuation of a reporting unit's goodwill, the income approach focuses on the income-producing capability of the reporting unit. The underlying premise of this approach is that the value of a reporting unit can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the reporting unit. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the reporting unit over its life and converting these after-tax cash flows to present value through "discounting." The discounting process uses a rate of return which accounts for both the time value of money and investment risk factors. Finally, the present value of the after-tax cash flows over the life of the reporting unit is totaled to arrive at an indication of the fair value of the reporting unit.

The market approach is comprised of the guideline company method, which focuses on comparing the subject company to selected reasonably similar, or "guideline", publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of value. In the valuation of a reporting unit, the market approach measures value based on what typical purchasers in the market have paid for assets which can be considered reasonably similar to those being valued. When the market approach is utilized, data is collected on the prices paid for reasonably comparable assets. Adjustments are made to the similar assets to compensate for differences between reasonably similar assets and the asset being valued. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the reporting unit.

The two methodologies were weighted 50.0% toward the income approach and 50.0% toward the market approach, to arrive at an overall fair value. Our annual impairment test as of October 1, 2023, resulted in goodwill impairment charges of $82.0 million. We evaluate quarterly whether any triggering events or changes in circumstances have occurred that would indicate an impairment condition more than likely would not exist. This evaluation requires significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this quarterly evaluation, we concluded that there had been a triggering event or change in circumstances that indicated an impairment condition existed during the first quarter of 2023, and we recorded goodwill impairment charges of $4.5 million as part of our first quarter 2023 impairment review.

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

Additionally, several of the assumptions underlying the DCF method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following significant projections of future cash flows, assumptions and estimates to determine value under the DCF method: total revenue, operating expenses, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our discounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $947.3 million. For the year ended December 31, 2023, the Company recorded $82.0 million of goodwill impairments related to the Online segment and a $4.5 million goodwill impairment related to the Managed & Other category. Additionally, a reporting unit in the Midwest & South segment had an estimated fair value that did not significantly exceed its carrying value.

Management makes significant judgments and estimates as part of these analyses that are inherent in evaluating these reporting units for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of multiples, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, potentially resulting in an impairment charge.

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

Provisions for Deferred Tax Assets, Certain Tax Liabilities and Uncertain Tax Positions

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with the usability of operating loss and tax credit carryforwards before expiration, and tax planning alternatives. For the year ended December 31, 2023, the Company recorded a $35.9 million release of state tax valuation allowances that favorably impacted the income tax provision for 2023. If certain future operating results do not meet current expectations it could cause us to establish an additional valuation allowance on our deferred tax assets.

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

Application of Acquisition Method of Accounting

We follow the guidance of Accounting Standards Codification 805 to account for our acquisitions. We completed the acquisition of Boyd Interactive in 2022, as described in Note 2, Acquisition, to our consolidated financial statements presented in Part II, Item 8, for an aggregate purchase price of approximately $175.2 million. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by us with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill.

The assets and liabilities of the acquisition are included in our consolidated balance sheet as of December 31, 2023 and 2022, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from the November 1, 2022 date of acquisition through December 31, 2023.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. While interest rate increases have slowed in 2023 with the Federal Reserve only increasing the federal funds rate by 100-basis points, in 2022 the 400-basis point federal funds rate increase demonstrates significant changes can occur in a short time period and interest rate change is a risk to us. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We are also exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and United States dollar, our exposure is limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the United States dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$0.3	$0.2	$—	$1,000.0	$—	$900.0	$1,900.5	$1,777.0
Average interest rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%
Variable-rate	$44.0	$44.0	$44.0	$914.3	$—	$—	$1,046.3	$1,021.2
Average interest rate	7.2%	7.2%	7.2%	7.2%	—%	—%	7.2%

As of December 31, 2023, our long-term variable-rate borrowings represented approximately 35.5% of total long-term debt. Based on December 31, 2023 debt levels, a 100-basis-point change in the interest rate would cause our annual interest costs to change by approximately $10.5 million.

The following table provides other information about our long-term debt:

	December 31, 2023
	Outstanding
	Face	Carrying	Estimated
(In millions)	Amount	Value	Fair Value
Credit Facility	$1,046.3	$1,032.9	$1,021.2
4.750% senior notes due 2027	1,000.0	992.2	957.5
4.750% senior notes due 2031	900.0	889.9	819.0
Other	0.5	0.5	0.5
Total long-term debt	$2,946.8	$2,915.5	$2,798.2

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2023. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2023. The other debt is fixed-rate debt and the fair value for this obligation has been estimated to equal its carrying value as there are no observable market inputs. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data

The following consolidated financial statements for the three years in the period ended December 31, 2023 are filed as part of this Report:

The accompanying audited consolidated financial statements of Boyd Gaming Corporation have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with GAAP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Goodwill and Gaming License Rights Indefinite-Lived Intangible Assets — Refer to Notes 1, 4 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of a reporting unit to its carrying value. Similarly, the Company’s evaluation of its gaming license rights indefinite-lived intangible assets for impairment involves the comparison of the fair value of each gaming license right indefinite-lived intangible asset to its carrying value. As of December 31, 2023, the carrying value of goodwill and gaming license rights indefinite-lived intangible assets was $947.3 million and $1,100.6 million, respectively. For the year ended December 31, 2023, the Company recorded $86.5 million of goodwill impairments, of which $82.0 million related to the Company’s Online segment and $4.5 million related to Managed & Other, the Company’s aggregated other nonreportable operating segments category. For the year ended December 31, 2023, the Company also recorded impairments of $21.3 million for gaming license rights indefinite-lived intangible assets related to the Company’s Midwest & South segment. Additionally, another reporting unit and a gaming license right indefinite-lived intangible asset in the Company’s Midwest & South segment had estimated fair values that did not significantly exceed their respective carrying values. Management estimated the fair value of reporting units using a weighting of the income approach and the market approach and estimated the fair value of gaming license rights indefinite-lived intangible assets using a multi-period excess earnings method.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s projections of future cash flows and the selection of discount rates and valuation multiples used in the determination of the fair value of reporting units and gaming license rights indefinite-lived intangible assets included the following:

●	We tested the effectiveness of controls related to management’s projections of future cash flows and the selection of discount rates and valuation multiples.

●	We evaluated management’s ability to accurately project future cash flows by comparing historical projections with actual performance.

●

We evaluated the reasonableness of management’s projections of future cash flows by (1) comparing projections of future cash flows to internal communications to the Board of Directors, analyst and industry reports, and selected guideline publicly-traded companies; (2) considering the impact of changes in the competitive and regulatory environment on management’s projections; and (3) assessing the reasonableness of strategic plans incorporated by management into the projections.

●

With the assistance of our valuation specialists, we evaluated the selection of discount rates and valuation multiples by (1) assessing the valuation methodology and market-based information underlying these assumptions and estimates, including testing the mathematical accuracy of the calculations; (2) developing an independent range of assumptions and estimates and comparing those to the discount rates and valuation multiples selected by management; and (3) evaluating historical operating trends and profitability and assessing the impact of uncertainty in management’s projections of future cash flows on these assumptions and estimates.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 26, 2024

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$304,271	$283,472
Restricted cash	3,659	11,593
Accounts receivable, net	137,892	109,053
Inventories	20,692	22,173
Prepaid expenses and other current assets	59,293	49,379
Income taxes receivable	3,508	2,558
Total current assets	529,315	478,228
Property and equipment, net	2,542,512	2,394,236
Operating lease right-of-use assets	793,335	830,345
Other assets, net	67,779	147,439
Intangible assets, net	1,392,844	1,427,135
Goodwill, net	947,341	1,033,744
Total assets	$6,273,126	$6,311,127
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$124,668	$129,946
Current maturities of long-term debt	44,275	44,275
Accrued liabilities	427,379	411,913
Total current liabilities	596,322	586,134
Long-term debt, net of current maturities and debt issuance costs	2,871,223	3,005,134
Operating lease liabilities, net of current portion	711,387	758,440
Deferred income taxes	288,826	318,609
Other liabilities	61,266	52,185
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 96,832,453 and 102,816,110 shares outstanding	968	1,028
Additional paid-in capital	—	305,152
Retained earnings	1,744,232	1,285,827
Accumulated other comprehensive loss	(1,098)	(1,382)
Total stockholders' equity	1,744,102	1,590,625
Total liabilities and stockholders' equity	$6,273,126	$6,311,127

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Revenues
Gaming	$2,613,288	$2,674,730	$2,705,523
Food & beverage	288,417	275,979	230,045
Room	199,117	189,071	154,180
Online	422,211	253,898	172,518
Management fee	76,921	26,905	—
Other	138,538	134,794	107,544
Total revenues	3,738,492	3,555,377	3,369,810
Operating costs and expenses
Gaming	1,000,240	1,005,830	999,528
Food & beverage	240,879	231,447	192,334
Room	73,490	68,383	57,627
Online	358,988	213,918	148,273
Other	46,323	45,626	34,718
Selling, general and administrative	389,891	373,964	366,156
Master lease rent expense	108,398	106,616	104,702
Maintenance and utilities	151,014	143,527	126,115
Depreciation and amortization	256,780	258,179	267,787
Corporate expense	115,963	117,007	117,675
Project development, preopening and writedowns	(8,935)	(18,936)	31,815
Impairment of assets	107,837	40,775	8,200
Other operating items, net	(4,207)	(12,183)	14,776
Total operating costs and expenses	2,836,661	2,574,153	2,469,706
Operating income	901,831	981,224	900,104
Other expense (income)
Interest income	(23,886)	(21,530)	(1,819)
Interest expense, net of amounts capitalized	171,247	151,249	199,442
Loss on early extinguishments and modifications of debt	—	19,815	95,155
Other, net	1,563	2,884	3,387
Total other expense, net	148,924	152,418	296,165
Income before income taxes	752,907	828,806	603,939
Income tax provision	(132,884)	(189,429)	(140,093)
Net income	$620,023	$639,377	$463,846

Basic net income per common share	$6.12	$5.87	$4.07
Weighted average basic shares outstanding	101,325	108,885	113,866

Diluted net income per common share	$6.12	$5.87	$4.07
Weighted average diluted shares outstanding	101,373	109,004	114,103

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income	$620,023	$639,377	$463,846
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	123	(1,258)	(330)
Foreign currency translation adjustments	161	56	—
Comprehensive income	$620,307	$638,175	$463,516

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2021	111,830,857	$1,118	$876,433	$246,242	$150	$1,123,943
Net income	—	—	—	463,846	—	463,846
Comprehensive loss, net of tax	—	—	—	—	(330)	(330)
Stock options exercised	371,016	4	4,405	—	—	4,409
Release of restricted stock units, net of tax	349,231	3	(8,209)	—	—	(8,206)
Release of performance stock units, net of tax	61,983	1	(1,908)	—	—	(1,907)
Shares repurchased and retired	(1,309,947)	(13)	(80,769)	—	—	(80,782)
Share-based compensation costs	—	—	37,773	—	—	37,773
Balances, December 31, 2021	111,303,140	1,113	827,725	710,088	(180)	1,538,746
Net income	—	—	—	639,377	—	639,377
Comprehensive loss, net of tax	—	—	—	—	(1,258)	(1,258)
Foreign currency translation adjustments	—	—	—	—	56	56
Stock options exercised	165,951	1	3,088	—	—	3,089
Release of restricted stock units, net of tax	476,292	5	(10,058)	—	—	(10,053)
Release of performance stock units, net of tax	294,651	3	(8,121)	—	—	(8,118)
Shares repurchased and retired	(9,423,924)	(94)	(541,548)	—	—	(541,642)
Dividends declared ($0.60 per share)	—	—	—	(63,638)	—	(63,638)
Share-based compensation costs	—	—	34,066	—	—	34,066
Balances, December 31, 2022	102,816,110	1,028	305,152	1,285,827	(1,382)	1,590,625
Net income	—	—	—	620,023	—	620,023
Comprehensive income, net of tax	—	—	—	—	123	123
Foreign currency translation adjustments	—	—	—	—	161	161
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	202,516	2	(2,081)	(4,774)	—	(6,853)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(6,537,051)	(65)	(322,988)	(93,202)	—	(416,255)
Dividends declared ($0.64 per share)	—	—	—	(63,642)	—	(63,642)
Share-based compensation costs	—	—	32,379	—	—	32,379
Balances, December 31, 2023	96,832,453	$968	$—	$1,744,232	$(1,098)	$1,744,102

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$620,023	$639,377	$463,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,780	258,179	267,787
Amortization of debt financing costs and discounts on debt	7,761	8,551	11,172
Non-cash operating lease expense	78,811	65,204	45,599
Non-cash expected credit loss (income) on note receivable	(34,371)	(35,100)	—
Share-based compensation expense	32,379	34,066	37,773
Deferred income taxes	(29,842)	51,030	133,860
Non-cash impairment of assets	107,837	40,775	8,200
Gain on sale of assets	—	(13,407)	—
Loss on early extinguishments and modifications of debt	—	19,815	95,155
Other operating activities	1,665	9,517	10,356
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	(28,810)	(16,761)	(36,027)
Inventories	1,481	(2,083)	2,526
Prepaid expenses and other current assets	(10,369)	(8,476)	(2,088)
Income taxes (receivable) payable, net	(950)	(2,951)	401
Other assets, net	1,307	(7,857)	(5,727)
Accounts payable and accrued liabilities	(10,345)	891	14,819
Operating lease liabilities	(78,811)	(65,204)	(45,599)
Other liabilities	(30)	545	8,358
Net cash provided by operating activities	914,516	976,111	1,010,411
Cash Flows from Investing Activities
Capital expenditures	(373,950)	(269,155)	(199,452)
Cash paid for acquisitions, net of cash received	—	(167,862)	—
Payments received on note receivable	113,555	—	—
Insurance proceeds received from hurricane losses	—	586	63,200
Proceeds received from disposition of assets	—	21,953	—
Other investing activities	(3,935)	(7,834)	6,672
Net cash used in investing activities	(264,330)	(422,312)	(129,580)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows from Financing Activities
Borrowings under credit facilities	1,505,800	2,122,100	—
Payments under credit facilities	(1,647,300)	(1,802,197)	(28,288)
Proceeds from issuance of senior notes	—	—	900,000
Retirements of senior notes	—	(300,000)	(1,750,000)
Premium fees	—	(12,939)	(77,736)
Debt financing costs	—	(16,682)	(14,457)
Share-based compensation activities	(19,312)	(15,082)	(5,704)
Shares repurchased and retired	(412,655)	(541,642)	(80,782)
Dividends paid	(63,609)	(48,162)	—
Other financing activities	(172)	(1,248)	(1,735)
Net cash used in financing activities	(637,248)	(615,852)	(1,058,702)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(73)	(10)	—
Change in cash, cash equivalents and restricted cash	12,865	(62,063)	(177,871)
Cash, cash equivalents and restricted cash, beginning of year	295,065	357,128	534,999
Cash, cash equivalents and restricted cash, end of year	$307,930	$295,065	$357,128
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$166,682	$144,020	$205,241
Cash received for interest	11,999	—	—
Cash paid for income taxes	164,482	140,924	5,721
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$23,509	$7,348	$4,826
Dividends declared not yet paid	15,508	15,476	—
Operating lease right-of-use asset and liability remeasurements	—	(11,224)	3,349
Expected credit loss (income) on note receivable	(34,371)	(35,100)	—

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company," the "Registrant," "Boyd Gaming," "Boyd," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of  December 31, 2023, we are a geographically diversified operator of 28 wholly owned brick-and-mortar gaming entertainment properties ("gaming entertainment properties"). Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria.

During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our recent acquisition of Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Interactive Canada Inc. ("Pala Canada") (individually and collectively, rebranded "Boyd Interactive") on November 1, 2022, and such operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator. These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

Recasted Consolidated Statements of Operations

In the first quarter of 2023, the Company separated out online revenue and management fee revenue from other revenue. This change was a result of increased contributions to the Company in these two areas and related update to our reportable segments, as previously discussed. Revenue for the years ended December 31, 2022 and 2021 has been recast to conform to this presentation. The disaggregation of online revenue and management fee revenue from other revenue did not impact the Company's total revenues, net income or earnings per share as previously reported for the years ended December 31, 2022 and 2021.

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

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2023	2022	2021	2020
Cash and cash equivalents	$304,271	$283,472	$344,557	$519,182
Restricted cash	3,659	11,593	12,571	15,817
Total cash, cash equivalents and restricted cash	$307,930	$295,065	$357,128	$534,999

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel, market access partner online gaming tax reimbursements and other receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible, based upon historical collection experience, the age of the receivable and other relevant economic factors. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount. As a result, the net carrying value approximates fair value.

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning balance, January 1,	$2,595	$3,338	$4,106
Additions	984	1,557	171
Deductions	(851)	(2,300)	(939)
Ending balance, December 31,	$2,728	$2,595	$3,338

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was capitalized interest of $3.2 million for the year ended December 31, 2023. There was immaterial capitalized interest for the year ended  December 31, 2022 and $0.1 million for the year ended December 31, 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Investment in Available for Sale Securities

We have an investment in a single municipal bond issuance of $17.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2023 and 2022 was $13.3 million and $13.7 million, respectively. At both  December 31, 2023 and 2022, $0.7 million is included in prepaid expenses and other current assets and at  December 31, 2023 and 2022, $12.6 million and $13.0 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2024	$730
2025	785
2026	845
2027	910
2028	975
Thereafter	12,835
Total	$17,080

Intangible Assets

Intangible assets include customer relationships, host agreements, development agreements, developed technology, B2B relationships, B2C relationships, gaming license rights and trademarks.

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

For amortizing intangible assets, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

For indefinte-lived intangible assets, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

We evaluate goodwill for impairment at the reporting until level using a weighted average allocation of both the income and market approach models or a qualitative assessment approach. In the valuation of a reporting unit's goodwill, the income approach focuses on the income-producing capability of the reporting unit. The underlying premise of this approach is that the value of a reporting unit can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the reporting unit. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the reporting unit over its life and converting these after-tax cash flows to present value through "discounting." The discounting process uses a rate of return which accounts for both the time value of money and investment risk factors. Finally, the present value of the after-tax cash flows over the life of the reporting unit is totaled to arrive at an indication of the fair value of the reporting unit. The market approach is comprised of the guideline company method, which focuses on comparing the subject company to selected reasonably similar, or "guideline", publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of value. In the valuation of a reporting unit, the market approach measures value based on what typical purchasers in the market have paid for assets which can be considered reasonably similar to those being valued. When the market approach is utilized, data is collected on the prices paid for reasonably comparable assets. Adjustments are made to the similar assets to compensate for differences between reasonably similar assets and the asset being valued. The application of the market approach results in an estimate of the price reasonably expected to be realized from the sale of the reporting unit.

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

In performing our second quarter valuation allowance analysis, we determined that the positive evidence in favor of releasing a portion of our valuation allowance for certain state jurisdictions, outweighed the negative evidence. We utilize a rolling twelve quarters of pre-tax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended June 30, 2023. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended June 30, 2023 provided positive evidence that supported the release of the valuation allowance against a significant portion of our state deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized. As a result, during the second quarter of 2023, we released $35.9 million of valuation allowance on our state income tax net operating loss carryforwards and other deferred tax assets. During the third and fourth quarters of 2023, we determined that there were not any adjustments necessary to our valuation allowance.

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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. If applicable, accrued interest and penalties are included in other long-term tax liabilities on the consolidated balance sheets.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning balance, January 1,	$37,492	$42,563	$45,436
Additions
Charged to costs and expenses	68,981	81,249	88,806
Payments made	(72,616)	(86,320)	(91,679)
Ending balance, December 31,	$33,857	$37,492	$42,563

Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. The accumulated other comprehensive income (loss) at December 31, 2023, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value and foreign currency translation adjustments.

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

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty program and a single performance obligation for customers who do not participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the player loyalty contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers, excluding race and sports wagers, is recognized when the wagers occur as all such wagers settle immediately. The allocated revenue for race and sports wagers is recognized when the specific event or game occurs. The player loyalty contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 6, Accrued Liabilities, for the balance outstanding related to the player loyalty program.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

The retail value of hotel accommodations, food & beverage, and other services furnished to guests without charge is recorded as departmental revenues. Gaming revenues are net of incentives earned in our player loyalty program and the estimated retail value of complimentary goods and services provided to customers (such as complimentary rooms and food & beverage). The estimated retail values related to goods and services provided to customers without charge or upon redemption of points under our player loyalty program, included in departmental revenues, and therefore reducing our gaming revenues, are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Food & beverage	$119,202	$116,364	$104,309
Rooms	62,521	65,485	60,536
Other	8,679	8,818	6,599

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $512.0 million, $523.2 million and $536.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $6.2 million and $0.4 million for the years ended  December 31, 2023 and 2022, respectively. There was not any gaming tax recorded as online expense for the year ended December 31, 2021.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $22.4 million, $18.7 million and $16.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent, aircraft costs and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense.

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

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting operator, to pursue sports-betting opportunities across the country, both at our gaming entertainment properties and online. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our gaming entertainment properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas gaming entertainment properties, our gaming entertainment properties in Mississippi and all of the gaming entertainment properties in the states where we offer online sports wagering. Under our online collaborative arrangements, we receive a revenue share from the third-party operator based on actual wagering wins and losses. The activities under these collaborative arrangements related to online wagering, are recorded in online revenue and online expense on the consolidated statements of operations. The activities under these collaborative arrangements related to sportsbooks at our gaming entertainment properties, are recorded in gaming revenue and gaming expense.

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $328.0 million, $207.9 million and $146.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Our five percent equity ownership in FanDuel is recorded at cost in accordance with the measurement alternative allowed under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 321, Accounting for Investments in Equity Securities. We do not have the ability to exercise significant influence over FanDuel's operating and financial policies. We evaluate the investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate the recorded value of the investment when any observable price changes in orderly transactions for an identical or similar investment would require an adjustment of the investment to fair value.

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

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Recently Adopted Accounting Pronouncements

Accounting Standards Update ("ASU") 2021-08, Business Combinations, Topic 805 ("Update 2021-08")

In October 2021, the FASB issued Update 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606, Revenue Recognition, to recognize and measure contract assets and liabilities in a business combination. Update 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted Update 2021-08 during third quarter 2022, and the guidance was applied in accounting for the Boyd Interactive acquisition as discussed in Note 2, Acquisition.

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

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes, Topic 740, Improvements to Income Tax Disclosures ("Update 2023-09")

In December 2023, the FASB issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-09 to the consolidated financial statements.

ASU 2023-07, Segment Reporting, Topic 280, Improvements to Reportable Segment Disclosures ("Update 2023-07")

In November 2023, the FASB issued Update 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Update 2023-07 is to be applied retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-07 to the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

NOTE 2.    ACQUISITION
Pala Interactive
On November 1, 2022, Boyd Interactive Gaming Inc. ("Boyd Interactive Inc."), a wholly owned subsidiary of the Company, completed its previously announced acquisition of Pala Interactive and its subsidiaries, including its Canadian subsidiary Pala Canada, pursuant to a Purchase Agreement and Plan of Merger (the "Merger Agreement"), entered into on March 28, 2022, by and among Boyd Interactive Inc., Boyd Phoenix Acquisition, LLC ("Merger Sub"), a wholly owned subsidiary of Boyd Interactive Inc., Boyd Phoenix Canada Inc., a wholly owned subsidiary of Boyd Gaming, Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive.  Pursuant to the Merger Agreement, Merger Sub merged with and into Pala Interactive (the "Merger"), with Pala Interactive surviving the Merger. Pala Interactive is now a wholly owned subsidiary of Boyd Interactive Inc.

Boyd Interactive is an innovative online gaming te chnology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. We view this acquisition as an important step forward in our online growth strategy as it provides us with the talent and technology to begin building our regional online casino business. While online casinos are now limited to just a few states, over the long term we believe there is growth and additional profit potential for our Company from online gaming. By owning and operating an online gaming business, we will be able to leverage our nationwide portfolio and extensive customer database to grow in the online casino space. The acquired company is aggregated into our Online segment (See Note 14, Segment Information).

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting pursuant to FASB ASC Topic 805. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The Company recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Merger. In the second quarter of 2023, the Company finalized its determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. There was no change in the final determination of fair value of the intangible assets acquired or the related allocation of goodwill from the preliminary values included in the consolidated financial statements at December 31, 2022

The following table summarizes the purchase price allocation as of the acquisition date of November 1, 2022:

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

The goodwill recognized is the excess of the purchase price over the values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to reporting units included in the Online segment. All of the goodwill, except $7.8 million allocated to Pala Canada, is expected to be deductible for income tax purposes.

The Company expensed acquisition related costs of $0.7 million and $5.5 million during the years ended December 31, 2023 and 2022, respectively. These costs are included in project development, preopening and writedowns on the consolidated statements of operations.

The revenue and earnings from the Merger are not material for the period subsequent to acquisition through  December 31, 2022. The pro-forma revenue and earnings from the Merger assuming all impacts as if it had been completed on January 1, 2022, are not material through December 31, 2022.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
(In thousands)	2023	2022
Land	$338,469	$334,368
Buildings and improvements	3,237,863	3,172,676
Furniture and equipment	1,742,666	1,707,212
Riverboats and barges	241,826	241,898
Construction in progress	182,710	87,612
Total property and equipment	5,743,534	5,543,766
Less accumulated depreciation	(3,201,022)	(3,149,530)
Property and equipment, net	$2,542,512	$2,394,236

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $240.0 million, $248.4 million and $255.2 million, respectively.

NOTE 4.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2023
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.1	$35,050	$(35,010)	$—	$—	$40
Host agreements	9.4	58,000	(21,589)	—	—	36,411
Development agreement	5.6	21,373	(4,198)	—	—	17,175
Developed technology	8.5	39,981	(4,482)	—	225	35,724
B2B relationships	6.0	28,000	(4,566)	—	52	23,486
B2C relationships	10.8	13,000	(1,264)	—	—	11,736
		195,404	(71,109)	—	277	124,572
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(243,474)	—	1,100,647
		1,577,981	(33,960)	(275,749)	—	1,268,272
Balances, December 31, 2023		$1,773,385	$(105,069)	$(275,749)	$277	$1,392,844

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

Activity for the Years Ended December 31, 2023, 2022 and 2021

The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2021	$13,038	$48,011	$21,373	$—	$—	$—	$179,200	$1,120,551	$1,382,173
Additions	—	—	—	—	—	—	—	1,250	1,250
Impairments	—	—	—	—	—	—	(2,400)	—	(2,400)
Amortization	(8,736)	(3,867)	—	—	—	—	—	—	(12,603)
Balance, December 31, 2021	4,302	44,144	21,373	—	—	—	176,800	1,121,801	1,368,420
Additions	—	—	—	36,445	28,000	13,000	—	146	77,591
Impairments	—	—	—	—	—	—	(9,175)	—	(9,175)
Amortization	(3,322)	(3,866)	(1,145)	(600)	(652)	(181)	—	—	(9,766)
Effect of foreign currency exchange	—	—	—	53	12	—	—	—	65
Balance, December 31, 2022	980	40,278	20,228	35,898	27,360	12,819	167,625	1,121,947	1,427,135
Additions	—	—	—	3,536	—	—	—	—	3,536
Impairments	—	—	—	—	—	—	—	(21,300)	(21,300)
Amortization	(940)	(3,867)	(3,053)	(3,882)	(3,914)	(1,083)	—	—	(16,739)
Effect of foreign currency exchange	—	—	—	172	40	—	—	—	212
Balance, December 31, 2023	$40	$36,411	$17,175	$35,724	$23,486	$11,736	$167,625	$1,100,647	$1,392,844

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Total
For the year ending December 31,
2024	$40	$3,867	$3,053	$4,555	$3,966	$1,083	$16,564
2025	—	3,867	3,053	4,409	3,914	1,083	16,326
2026	—	3,867	3,053	4,409	3,914	1,083	16,326
2027	—	3,867	3,053	4,408	3,914	1,083	16,325
2028	—	3,867	3,053	4,143	3,914	1,083	16,060
Thereafter	—	17,076	1,910	13,800	3,864	6,321	42,971
Total future amortization	$40	$36,411	$17,175	$35,724	$23,486	$11,736	$124,572

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairments

As a result of our annual 2023 impairment test and our fourth quarter 2023 impairment review, the Company recorded an impairment charge of $21.3 million for gaming license rights related to our Midwest & South segment.

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

NOTE 5.     GOODWILL

Goodwill consists of the following:

	December 31, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	(82,000)	154	12,191
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2023	$1,361,399	$(6,134)	$(408,078)	$154	$947,341

	December 31, 2022
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	—	20	94,057
Managed & Other	30,529	—	(25,992)	—	4,537
Balances, December 31, 2022	$1,361,399	$(6,134)	$(321,541)	$20	$1,033,744

Goodwill as of December 31, 2022 has been recast to reflect changes made in first quarter 2023 to the Company's segments. Goodwill in total as of December 31, 2022 did not change. See additional discussion in Note 14, Segment Information.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Impairments and Other Charges

During the year ended December 31, 2023, we recorded goodwill impairment charges of $86.5 million, of which $82.0 million related to our Online segment and $4.5 million related to Managed & Other, our aggregated other nonreportable operating segments category.

During the year ended December 31, 2022, we recorded $94.0 million of goodwill, in our Online segment related to our acquisition of Boyd Interactive, and impairment charges of $31.6 million related to our Midwest & South segment.

During the year ended December 31, 2021, there were no changes in goodwill.

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2023, 2022 and 2021.

(In thousands)	Goodwill, Net
Balance, January 1, 2021	$971,287
Account activity	—
Balance, December 31, 2021	971,287
Additions	94,037
Effect of foreign currency exchange	20
Impairments	(31,600)
Balance, December 31, 2022	1,033,744
Effect of foreign currency exchange	134
Impairments	(86,537)
Balance, December 31, 2023	$947,341

NOTE 6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2023	2022
Payroll and related	$82,327	$73,619
Interest	17,841	17,864
Gaming	68,749	77,638
Player loyalty program	23,850	25,852
Advance deposits	15,511	20,792
Outstanding chips	8,164	7,704
Dividends payable	15,508	15,476
Operating leases	98,867	88,776
Other	96,562	84,192
Total accrued liabilities	$427,379	$411,913

NOTE 7.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	December 31, 2023
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2023	Principal	Costs	Debt, Net
Credit facility	7.164%	$1,046,300	$(13,403)	$1,032,897
4.750% senior notes due 2027	4.750%	1,000,000	(7,792)	992,208
4.750% senior notes due 2031	4.750%	900,000	(10,111)	889,889
Other	5.208%	504	—	504
Total long-term debt		2,946,804	(31,306)	2,915,498
Less current maturities		44,275	—	44,275
Long-term debt, net		$2,902,529	$(31,306)	$2,871,223

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

	December 31, 2022
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2022	Principal	Costs	Debt, Net
Credit facility	6.166%	$1,187,800	$(17,865)	$1,169,935
4.750% senior notes due 2027	4.750%	1,000,000	(9,740)	990,260
4.750% senior notes due 2031	4.750%	900,000	(11,460)	888,540
Other	5.208%	674	—	674
Total long-term debt		3,088,474	(39,065)	3,049,409
Less current maturities		44,275	—	44,275
Long-term debt, net		$3,044,199	$(39,065)	$3,005,134

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

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan mature on the fifth anniversary of the Closing Date (or earlier upon the occurrence or non-occurrence of certain events). The Term A Loan was fully funded on the Closing Date. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Facility, including a senior secured term loan A facility and senior secured term loan B facility (the "Prior Refinancing Term B Loan"), to fund transaction costs in connection with the Credit Agreement, and for general corporate purposes.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In thousands)	2023	2022
Revolving Credit Facility	$180,000	$285,000
Term A Loan	803,000	847,000
Swing Loan	63,300	55,800
Total outstanding principal amounts	$1,046,300	$1,187,800

The Revolving Credit Facility and the Term A Loan mature on March 2, 2027 (or earlier upon occurrence or non-occurrence of certain events).

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $180.0 million and $63.3 million in borrowings outstanding on the Revolving Credit Facility and on the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,193.3 million at  December 31, 2023.

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

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. Beginning with the fiscal quarter ended September 2023, the maximum Consolidated Total Net Leverage Ratio must be no higher than 4.50 to 1.00 and prior to that was 5.00 to 1.00.

Current Maturities of Our Indebtedness

We classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts come due within the next twelve months.

Senior Notes

4.750% Senior Notes due June 2031

On June 8, 2021, we issued $900.0 million aggregate principal amount of 4.750% senior notes due June 2031 ("4.750% Senior Notes due 2031"). The 4.750% Senior Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year. The 4.750% Senior Notes due 2031 will mature on  June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2031 and cash on hand were used to finance the redemption of our outstanding 6.375% senior notes due April 2026 ("6.375% Senior Notes") and 6.000% senior notes due August 2026 ("6.000% Senior Notes").

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

4.750% Senior Notes due December 2027

On  December 3, 2019, we issued  $1.0 billion aggregate principal amount of  4.750% senior notes due December  2027 (" 4.750% Senior Notes due 2027"). The  4.750% Senior Notes due 2027 require semi-annual interest payments on June 1 and December 1 of each year. The  4.750% Senior Notes due 2027 will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are  100% owned by us. The net proceeds from the  4.750% Senior Notes due 2027 were used to finance the redemption of all of our outstanding  6.875% senior notes due in  2023 and prepay a portion of our Prior Refinancing Term B Loan.

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

Redemption of 8.625% Senior Notes due June 2025

On November 5, 2021, we redeemed $300.0 million of our 8.625% Senior Notes due June 2025 ("8.625% Senior Notes") at a redemption price that was calculated pursuant to the formula set forth in the 8.625% Indenture governing the 8.625% Senior Notes. The redemption including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded with cash on hand. On June 1, 2022, we redeemed the remaining $300.0 million outstanding 8.625% Senior Notes at a redemption price of 104.313% plus accrued and unpaid interest to the redemption date. The redemptions, including the redemption premium, accrued and unpaid interest, fees, expenses and commissions related to this redemption, was funded through a combination of cash on hand and borrowings under our Revolving Credit Facility.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Loss on Early Extinguishments and Modifications of Debt

The components of the loss on early extinguishments and modifications of debt are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
6.375% Senior Notes premium fees paid	$—	$—	$23,910
6.375% Senior Notes deferred finance charges written off	—	—	6,370
6.000% Senior Notes premium fees paid	—	—	27,953
6.000% Senior Notes deferred finance charges written off	—	—	7,240
8.625% Senior Notes premium fees paid	—	12,939	25,873
8.625% Senior Notes deferred finance charges written off	—	3,570	3,732
Prior Credit Facility deferred finance charges written off	—	3,306	—
Prior Credit Facility debt modification fees paid	—	—	77
Total loss on early extinguishments and modifications of debt	$—	$19,815	$95,155

Covenant Compliance

As of December 31, 2023, we were in compliance with the financial and other covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2023, the available borrowing capacity under our Credit Facility was $1,193.3 million.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt are as follows:

(In thousands)	Total
For the year ending December 31,
2024	$44,275
2025	44,229
2026	44,000
2027	1,914,300
2028	—
Thereafter	900,000
Total outstanding principal of long-term debt	$2,946,804

NOTE 8.    INCOME TAXES

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred income tax assets and liabilities are as follows:

	December 31,
(In thousands)	2023	2022
Deferred income tax assets
State net operating loss carryforwards	$47,020	$53,889
Operating lease liability	170,351	178,014
Share-based compensation	14,301	13,119
Other	28,362	40,144
Gross deferred income tax assets	260,034	285,166
Valuation allowance	(10,175)	(59,398)
Deferred income tax assets, net of valuation allowance	249,859	225,768

Deferred income tax liabilities
Difference between book and tax basis of property and intangible assets	334,772	328,062
State tax liability	25,066	32,720
Right-of-use asset	166,600	174,373
Other	12,247	9,222
Gross deferred income tax liabilities	538,685	544,377
Deferred income tax liabilities, net	$288,826	$318,609

At December 31, 2023, we have state income tax net operating loss carryforwards of approximately $809.1 million, which may be used to reduce future state income taxes. The majority of the state net operating loss carryforwards will expire in various years ranging from 2024 to 2043, if not fully utilized, and the remaining may be used indefinitely.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

We have maintained a valuation allowance against certain federal and state deferred tax assets as of December 31, 2023 due to uncertainties related to our ability to realize the tax benefits associated with these assets. The balance of this valuation allowance is $10.2 million as of  December 31, 2023. This is a decrease of $49.2 million from the prior year due to the release of our valuation allowance in certain states. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Provision for Income Taxes

A summary of the provision for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current
Federal	$148,726	$129,424	$—
State	14,937	10,843	6,100
Total current taxes provision	163,663	140,267	6,100
Deferred
Federal	18,930	44,115	122,796
State	(49,709)	5,047	11,197
Total deferred taxes provision	(30,779)	49,162	133,993
Provision for income taxes	$132,884	$189,429	$140,093

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income before income taxes:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(3.7)%	1.5%	2.3%
Compensation-based credits	(0.3)%	(0.3)%	(0.1)%
Nondeductible expenses	0.2%	0.2%	0.1%
Tax exempt interest	—%	—%	(0.1)%
Company provided benefits	0.4%	0.4%	(0.1)%
Other, net	—%	0.1%	0.1%
Effective tax rate	17.6%	22.9%	23.2%

Our tax provision for the year ended December 31, 2023 was favorably impacted by a second quarter 2023 release of state valuation allowances and inclusion of excess tax benefits, which were partially offset by the unfavorable impact of state taxes and certain nondeductible expenses, as a component of the provision for income taxes.

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

As it relates to our material state tax returns, we are subject to examination for tax years ended on or after December 31, 2014. The statute of limitations will expire over the period October 2024 through November 2027.

We believe that we have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is different than our current expectation. We do not believe the ultimate resolution of these examinations will have a material impact on our consolidated financial statements.

Other Long-Term Tax Liabilities

The impact of an uncertain income tax position taken in our income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. If applicable, our liability for uncertain tax positions is recorded as other long-term tax liabilities in our consolidated balance sheets. As of December 31, 2023 and 2022 and during the years ended December 31, 2023, 2022 and 2021, the Company had no uncertain tax positions. We do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. At both  December 31, 2023 and 2022, under the Mulvane Development Agreement, Kansas Star recorded $1.6 million, which is included in accrued liabilities on the consolidated balance sheets and at  December 31, 2023 and 2022, $3.1 million, net of a $0.8 million discount, and $4.1 million, net of a $1.1 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.6 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2023 and 2022, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $11.2 million, net of a $1.7 million discount, and $11.7 million, net of a $1.8 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements

Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, a certain percentage of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque pays 4.50% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Worth pays 5.76% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Dubuque expensed $3.5 million, $3.3 million and $3.5 million, during the years ended December 31, 2023, 2022 and 2021, respectively, related to its agreement. Diamond Jo Worth expensed $6.1 million, $5.9 million and $6.0 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

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

In July 2012, the Company and Wilton Rancheria amended and replaced the agreement with a new development agreement and a management agreement (the "Agreements"). The Agreements obligated us to fund certain pre-development costs, which were estimated to be approximately $1 million to $2 million annually, and to assist Wilton Rancheria in its development and oversight of the gaming facility construction. The Agreements also provide that the Company will receive future revenue for its services to Wilton Rancheria contingent upon successful development of the gaming facility and based on future revenues of the gaming facility. In January 2017, the Company funded the acquisition of land that is the site of the Sky River Casino today and, in February 2017, the land was placed into trust by the U.S. Bureau of Indian Affairs for the benefit of Wilton Rancheria. In September 2017, the California State Legislature unanimously approved, and the Governor of California executed, a tribal-state gaming compact with Wilton Rancheria allowing the development of the casino. In October 2018, the National Indian Gaming Commission approved the Company's management contract with Wilton Rancheria. In 2022, construction of the Sky River Casino was completed and the Company funded construction of a parking lot adjacent to the casino. On August 15, 2022, the Sky River Casino opened and we began earning a management fee.

The pre-development costs financed by us, and the cost of the land and parking lot financed by us, are to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% and payment timing and the payment amount are subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria's third-party credit agreement that provided funding for the rest of the construction project. Given the significant barriers of the project, a majority of advances made during the 10-year period were historically reserved in full when advanced. With the opening of Sky River Casino and cash flow from operations, the Company evaluated its expected losses on the note receivable and reduced its allowance by $35.1 million during the year ended December 31, 2022. The allowance on the note represented a reserve on both the development advances and interest on the note. As such, the allowance reduction is allocated accordingly and $20.4 million is recorded in project development, preopening and writedowns and $14.7 million in interest income, both reflected in the consolidated statement of operations for the year ended December 31, 2022. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter of 2023, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expected to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in the first quarter of 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction is thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and $14.3 million is recorded in interest income, both reflected in the consolidated statement of operations for the year ended December 31, 2023. The Company has received $113.6 million in principal payments and $12.0 million in interest due under the note receivable during the year ended December 31, 2023 and as of December 31, 2023, the principal and interest outstanding on the note receivable total $0.4 million.

Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $76.9 million and $26.9 million for our management services for the years ended December 31, 2023 and 2022, respectively, is paid monthly and recorded in management fee revenue on the consolidated statements of operations. In addition, for the year ended December 31, 2022, the Company received a one-time $5.0 million development fee which was recognized upon completion of our performance obligations under the development agreement and is included in other revenue on the consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Master Lease Agreements

A Boyd subsidiary, Boyd TCIV, entered into the Master Lease ("Boyd TCIV Master Lease") pursuant to which the landlord agreed to lease to Boyd TCIV the facilities associated with Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Ogle Haus, LLC, commencing on October 15, 2018 and ending on April 30, 2026 as the initial term, with options for renewal. The term of this Master Lease may be extended for five separate renewal terms of five years each. The monthly lease payment consists of the following, (i) the building base rent, as defined in the Master Lease agreement, plus (ii) the land base rent, as defined in the Master Lease agreement, plus (iii) the percentage rent, as defined in the Master Lease agreement. Each and every other lease year commencing with the third lease year, the percentage rent will reset based on a calculation defined in the Master Lease agreement.

On May 6, 2020, PNK (Ohio), LLC, a Boyd subsidiary, that owns the business operations of Belterra Park, entered into a master lease to which the landlord agreed to lease to PNK (Ohio), LLC, the facilities associated with Belterra Park. The Master lease has substantially the same terms as disclosed above as the Boyd TCIV Master Lease.

Rent expense associated with these Master Leases is recorded in master lease rent expense on the consolidated statements of operations for each of the years ended December 31, 2023, 2022 and 2021.

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

NOTE 10.    LEASES

We have operating and finance leases primarily for four casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of one year to 53 years, some of which include options to extend the leases for up to 62 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Leases, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the years ended  December 31, 2023, 2022 and 2021 was $34.9 million, $22.4 million and $20.1 million, respectively.

As part of our annual 2021 impairment test, the Company recorded impairment charges of $5.8 million for operating lease right-of-use assets related to our Las Vegas Locals segment.

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Operating lease cost	$161,190	$153,961
Short-term lease cost	—	(685)

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$158,785	$155,085

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41,840	32,080

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands, except lease term and discount rate)	2023	2022
Operating Leases
Operating lease right-of-use assets, including favorable lease rates asset	$793,335	$830,345

Current lease liabilities (included in accrued liabilities)	$98,867	$88,776
Operating lease liabilities	711,387	758,440
Total operating lease liabilities	$810,254	$847,216

Weighted Average Remaining Lease Term
Operating leases (in years)	14.9	15.5

Weighted Average Discount Rate
Operating leases	8.4%	8.7%

Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases
For the year ending December 31,
2024	$157,839
2025	157,609
2026	121,211
2027	120,324
2028	119,623
Thereafter	790,691
Total lease payments	1,467,297
Less imputed interest	(657,043)
Less current portion (included in accrued liabilities)	(98,867)
Long-term portion of operating lease liabilities	$711,387

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, is as follows:

(In thousands)	Minimum Rental Income
For the year ending December 31,
2024	$2,733
2025	1,209
2026	544
2027	456
2028	371
Thereafter	665
Total	$5,978

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. There were 6.5 million shares, 9.4 million shares and 1.3 million shares repurchased during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, $326.3 million remained available under the Share Repurchase Program.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

The following table provides information regarding share repurchases during the referenced periods.(1)

	For the Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Shares repurchased (2)	6,537	9,424	1,310
Total cost, including brokerage fees (3)	$412,655	$541,642	$80,782
Average repurchase price per share (4)	$63.13	$57.48	$61.67

(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2023, 2022 and 2021. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31 of each year.

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

On February 3, 2022, the Company announced that its Board of Directors had authorized the reinstatement of the Company’s cash dividend program, which had been suspended since March 25, 2020 to help mitigate the financial impact during the COVID-19 pandemic. The dividends declared by the Board of Directors under this program as of December 31, 2023 are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16

Stock Incentive Plan

In April 2020, the Company's stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which amended and restated the Company's 2012 Stock Incentive Plan (the "2012 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) state the number of shares of the Company's common stock authorized for issuance over the term of the 2020 Plan to be 3.3 million shares plus the aggregate number of shares remaining available for future awards under the 2012 Plan and the number of shares subject to outstanding awards under the 2012 Plan that would have again become available for issuance pursuant to new awards under the 2012 Plan, whether because the outstanding awards under the 2012 Plan are forfeited or canceled, expire or are settled in cash, or because the shares covered by such awards under the 2012 Plan are surrendered or withheld in payment of the award exercise or purchase price in satisfaction of tax withholding obligations, (c) remove the individual award limit and set an annual grant limit for non-employee directors, and (d) make certain other changes. Under our 2020 Plan, approximately 6.7 million shares remain available for grant at December 31, 2023. The number of authorized but unissued shares of common stock under this 2020 Plan as of December 31, 2023 was approximately 9.0 million shares.

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

Stock Options

Options granted under the 2020 Plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the 2012 Plan and will be granted under the 2020 Plan have an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant. The Company did not issue any stock option grants in 2023, 2022 and 2021.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Summarized stock option plan activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Option Price	Term	Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2021	645,348	$14.07
Granted	—	—
Canceled	—	—
Exercised	(371,016)	11.88
Outstanding at December 31, 2021	274,332	17.02
Granted	—	—
Canceled	—	—
Exercised	(165,951)	18.61
Outstanding at December 31, 2022	108,381	14.58
Granted	—	—
Canceled	—	—
Exercised	(32,000)	9.86
Outstanding at December 31, 2023	76,381	$16.56	1.9	$3,517

Exercisable at December 31, 2022	108,381	$14.58	2.3	$4,329

Exercisable at December 31, 2023	76,381	$16.56	1.9	$3,517

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2023:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$11.57	23,431	0.9	$11.57	23,431	$11.57
17.75	28,708	2.9	17.75	28,708	17.75
19.98	24,242	1.8	19.98	24,242	19.98
$11.57-$19.98	76,381	1.9	16.56	76,381	16.56

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.7 million, $6.8 million, and $17.9 million, respectively. No options vested during the years ended  December 31, 2023, 2022 and 2021 and there were no unrecognized share-based compensation costs related to unvested stock options as of December 31, 2023.

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

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

Summarized RSU activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2021	1,227,753
Granted	456,492	$52.59
Canceled	(27,782)
Awarded	(466,633)
Outstanding at December 31, 2021	1,189,830
Granted	259,030	$67.73
Canceled	(29,273)
Awarded	(501,339)
Outstanding at December 31, 2022	918,248
Granted	304,361	$65.36
Canceled	(14,729)
Awarded	(311,376)
Outstanding at December 31, 2023	896,504

As of December 31, 2023, there was approximately $8.1 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.8 years.

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

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics such as net revenue growth, Earnings Before Interest, Taxes, Depreciation, Amortization and Rent under master leases ("EBITDAR") growth, EBITDAR margin growth and return on invested capital, all of which are determined over a period of time as defined in the grant agreement. Based upon actual and combined achievement, the number of shares awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition is weighted and evaluated separately in determining the payout and, based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation cost of these PSUs assumes all units granted will be awarded. Share-based compensation costs related to PSU awards are calculated based on the market price on the date of the grant.

These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions is periodically evaluated, and the number of shares expected to be awarded, and resulting compensation expense, is adjusted accordingly.

Performance Shares Vesting

The PSU grants awarded in fourth quarter 2019, 2018 and 2017 vested during first quarter 2023, 2022 and 2021, respectively. Common shares under the 2019 and 2018 grants were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth and EBITDAR growth for the three-year performance period of the grant. Common shares under the 2017 grant were issued based on the determination by the Compensation Committee of the Board of Directors of our actual achievement of net revenue growth, EBITDA growth and customer service scores for the three-year performance period of the grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in December 2019 resulted in a total of 519,782 shares being issued during first quarter 2023, representing approximately 2.00 shares per PSU. Of the 519,782 shares issued, a total of 200,904 were surrendered by the participants for payroll taxes, resulting in a net issuance of 318,878 shares due to the vesting of the 2019 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2022; therefore, the vesting of the PSUs did not impact compensation costs in our 2023 consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

Summarized PSU activity is as follows:

		Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2021	796,245
Granted	127,250	$55.25
Performance Adjustment	(180,861)
Canceled	(2,071)
Awarded	(92,774)
Outstanding at December 31, 2021	647,789
Granted	128,003	$68.41
Performance Adjustment	150,009
Canceled	(2,466)
Awarded	(409,045)
Outstanding at December 31, 2022	514,290
Granted	141,644	$65.24
Performance Adjustment	259,891
Canceled	(1,265)
Awarded	(519,782)
Outstanding at December 31, 2023	394,778

As of December 31, 2023, there was approximately $1.6 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 0.5 million shares will be issued to settle the PSUs outstanding at December 31, 2023.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Summarized Career Shares activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2021	1,037,320
Granted	36,123	$42.12
Canceled	(1,295)
Awarded	(23,510)
Outstanding at December 31, 2021	1,048,638
Granted	24,388	$64.93
Canceled	(2,251)
Awarded	(138,954)
Outstanding at December 31, 2022	931,821
Granted	30,409	$54.39
Canceled	(3,529)
Awarded	—
Outstanding at December 31, 2023	958,701

As of December 31, 2023, there was approximately $1.4 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Restricted Stock Units	$17,821	$16,210	$21,599
Performance Stock Units	13,029	16,432	14,883
Career Shares	1,529	1,424	1,291
Total share-based compensation costs	$32,379	$34,066	$37,773

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Gaming	$1,036	$909	$873
Food & beverage	198	174	167
Room	94	82	79
Selling, general and administrative	5,263	4,618	4,437
Corporate expense	25,788	28,283	32,217
Total share-based compensation expense	$32,379	$34,066	$37,773

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	December 31, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$304,271	$304,271	$—	$—
Restricted cash	3,659	3,659	—	—
Investment available for sale	13,327	—	—	13,327

	December 31, 2022
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$283,472	$283,472	$—	$—
Restricted cash	11,593	11,593	—	—
Investment available for sale	13,670	—	—	13,670

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at December 31, 2023 and 2022.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2023 and 2022. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of both  December 31, 2023 and 2022 is a discount rate of 12.4%. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets and in the consolidated statements of other comprehensive income. At both  December 31, 2023 and 2022, $0.7 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2023 and 2022, $12.6 million and $13.0 million, respectively, is included in other assets, net on the consolidated balance sheets. The discount associated with this investment of $2.0 million and $2.2 million as of  December 31, 2023 and 2022, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

The following tables summarize the changes in fair value of the Company’s Level 3 investment available for sale asset:

	Year Ended December 31,
(In thousands)	2023	2022
Balance at beginning of reporting period	$13,670	$15,822
Total gains (losses) (realized or unrealized):
Included in interest income	172	167
Included in other comprehensive income (loss)	165	(1,684)
Purchases, sales, issuances and settlements:
Settlements	(680)	(635)
Balance at end of reporting period	$13,327	$13,670

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our note receivable and obligation under minimum assessment arrangements:

	December 31, 2023
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$419	$419	$419	Level 3
Liabilities
Obligation under assessment arrangements	20,199	17,752	23,282	Level 3

	December 31, 2022
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$118,162	$83,791	$82,338	Level 3
Liabilities
Obligation under assessment arrangements	22,293	19,304	25,738	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2023
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,046,300	$1,032,897	$1,021,206	Level 2
4.750% senior notes due 2027	1,000,000	992,208	957,500	Level 1
4.750% senior notes due 2031	900,000	889,889	819,000	Level 1
Other	504	504	504	Level 3
Total debt	$2,946,804	$2,915,498	$2,798,210

	December 31, 2022
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,187,800	$1,169,935	$1,183,565	Level 2
4.750% senior notes due 2027	1,000,000	990,260	928,750	Level 1
4.750% senior notes due 2031	900,000	888,540	784,125	Level 1
Other	674	674	674	Level 3
Total debt	$3,088,474	$3,049,409	$2,897,114

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

The estimated fair values of our note receivable as of December 31, 2022 and our obligation under assessment arrangements as of December 31, 2023 and 2022 are based on a discounted cash flow approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spreads. The fair value of our note receivable as of December 31, 2023, was estimated to equal its carrying value after consideration of the expected repayment timing of the remaining balance. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2023 and 2022. The estimated fair values of our senior notes are based on quoted market prices as of December 31, 2023 and 2022. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. These other debt obligations are not traded and do not have observable market inputs; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

Other than the retirement of the 8.625% Senior Notes (Level 1) in June 2022, that was funded through a combination of cash on hand and borrowings under the Credit Facility (Level 2), there were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2023 and 2022.

NOTE 13.    EMPLOYEE BENEFIT PLANS

We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.4 million, $1.2 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. The expense of our voluntary contributions to the 401(k) profit-sharing plans and trusts, net of realized forfeitures, was $5.3 million, $5.1 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 14.    SEGMENT INFORMATION

During the first quarter of 2023, the Company evaluated its reportable segments and changed them from three reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; and (iii) Midwest & South, to the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online (collectively "Reportable Segments"). This change reflects the growth of the Company beyond its traditional wholly owned gaming entertainment properties and the increasing importance to the Company of other growth sources. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our recent acquisition of Boyd Interactive on November 1, 2022, and such operating results were previously included with the Midwest & South segment. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator. These nonreportable operating segments were previously aggregated with our Midwest & South segment. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our 28 gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Year Ended December 31, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$684,661	$90,182	$96,157	$—	$—	$57,118	$928,118
Downtown Las Vegas	143,899	42,252	24,986	—	—	11,270	222,407
Midwest & South	1,741,068	155,983	77,974	—	—	66,920	2,041,945
Online	—	—	—	422,211	—	—	422,211
Managed & Other	43,660	—	—	—	76,921	3,230	123,811
Total Revenues	$2,613,288	$288,417	$199,117	$422,211	$76,921	$138,538	$3,738,492

	Year Ended December 31, 2022 (1)
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$700,230	$88,219	$87,726	$—	$—	$54,555	$930,730
Downtown Las Vegas	139,115	41,578	24,950	—	—	9,689	215,332
Midwest & South	1,788,494	146,182	76,395	—	—	64,995	2,076,066
Online	—	—	—	253,898	—	—	253,898
Managed & Other	46,891	—	—	—	26,905	5,555	79,351
Total Revenues	$2,674,730	$275,979	$189,071	$253,898	$26,905	$134,794	$3,555,377

	Year Ended December 31, 2021 (1)
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$695,635	$74,771	$71,586	$—	$—	$44,062	$886,054
Downtown Las Vegas	105,539	28,149	15,042	—	—	7,076	155,806
Midwest & South	1,855,279	127,125	67,552	—	—	55,821	2,105,777
Online	—	—	—	172,518	—	—	172,518
Managed & Other	49,070	—	—	—	—	585	49,655
Total Revenues	$2,705,523	$230,045	$154,180	$172,518	$—	$107,544	$3,369,810

(1) Revenues for the years ended December 31, 2022 and 2021 have been recast to reflect the breakout of online revenue and management fee revenue and the segment changes made during the first quarter of 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2023	2022 (1)	2021 (1)
Adjusted EBITDAR
Las Vegas Locals	$470,971	$481,643	$473,187
Downtown Las Vegas	85,507	86,049	51,300
Midwest & South	781,673	830,782	892,090
Online	62,337	39,778	23,583
Managed & Other	84,478	40,981	11,282
Corporate expense	(90,175)	(88,724)	(85,457)
Adjusted EBITDAR	1,394,791	1,390,509	1,365,985
Other operating costs and expenses
Deferred rent	708	768	828
Master lease rent expense	108,398	106,616	104,702
Depreciation and amortization	256,780	258,179	267,787
Share-based compensation expense	32,379	34,066	37,773
Project development, preopening and writedowns	(8,935)	(18,936)	31,815
Impairment of assets	107,837	40,775	8,200
Other operating items, net	(4,207)	(12,183)	14,776
Total other operating costs and expenses	492,960	409,285	465,881
Operating income	901,831	981,224	900,104
Other expense (income)
Interest income	(23,886)	(21,530)	(1,819)
Interest expense, net of amounts capitalized	171,247	151,249	199,442
Loss on early extinguishments and modifications of debt	—	19,815	95,155
Other, net	1,563	2,884	3,387
Total other expense, net	148,924	152,418	296,165
Income before income taxes	752,907	828,806	603,939
Income tax provision	(132,884)	(189,429)	(140,093)
Net income	$620,023	$639,377	$463,846

(1) Adjusted EBITDAR for the years ended December 31, 2022 and 2021 has been recast to reflect the segment changes made during the first quarter of 2023.

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses not directly related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts with assets as of December 31, 2022 recast to reflect the segment changes made during the first quarter of 2023:

	December 31,	December 31,
(In thousands)	2023	2022
Assets
Las Vegas Locals	$1,634,732	$1,613,553
Downtown Las Vegas	295,494	265,876
Midwest & South	3,805,301	3,745,476
Online	155,356	226,800
Managed & Other	124,161	207,962
Corporate	258,082	251,460
Total Assets	$6,273,126	$6,311,127

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2023 and 2022 and for the years ended  December 31, 2023, 2022 and 2021

Capital Expenditures

The Company's capital expenditures by Reportable Segment and Managed & Other category consisted of the following with capital expenditures for the years ended December 31, 2022 and 2021 recast to reflect the segment changes made in the first quarter of 2023:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Capital Expenditures
Las Vegas Locals	$82,918	$37,339	$24,724
Downtown Las Vegas	42,233	52,423	36,954
Midwest & South	200,577	109,475	88,668
Online	224	462	—
Managed & Other	5,001	4,104	2,326
Corporate	55,776	67,874	49,953
Total Capital Expenditures	386,729	271,677	202,625
Change in Accrued Capital Expenditure Additions	(12,779)	(2,522)	(3,173)
Cash-Based Capital Expenditures	$373,950	$269,155	$199,452

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 15.     RELATED PARTY TRANSACTIONS

Boyd Percentage Ownership

Marianne Boyd Johnson, our Executive Chair of the Board of Directors and Executive Vice President, together with her immediate family, beneficially owned approximately 28% of our outstanding shares of common stock as of December 31, 2023. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2023, 2022 and 2021, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2023. During this period, up to the filing date, we did not identify any additional subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2023.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. Notwithstanding the material weakness in our internal control over financial reporting, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2023, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness related to the preparation and independent review of journal entries, which results in a lack of segregation of duties over the preparation, review, and recording of journal entries. The failure to maintain appropriate segregation of duties has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which report follows below.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our internal controls. With the oversight of senior management, subsequent to December 31, 2023, a plan to remediate the underlying cause of the material weakness and improve the operating effectiveness of internal control over financial reporting and our disclosure controls has been developed and is being implemented. Specifically, the following remediation efforts are planned or ongoing to ensure there are appropriate levels of independent reviews of journal entries, in order to address proper segregation of duties, including:

●	Educating control owners to ensure that all design elements of the journal entry control are performed;

●	Implementing additional attestations within our existing quarterly self-assessment process that address and reinforce proper segregation of duties over journal entries; and

●	Enhancing our monitoring control that verifies that journal entries have a separate preparer and independent reviewer.

Changes in Internal Control over Financial Reporting

Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boyd Gaming Corporation and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Management identified a material weakness related to the preparation and independent review of journal entries, which results in a lack of segregation of duties over the preparation, review, and recording of journal entries. The failure to maintain appropriate segregation of duties has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 26, 2024

ITEM 9B.    Other Information

None of the Company's directors or officers adopted, modified or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement" during the Company's fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, will be set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 26, 2024:

Name	Age	Position
Josh Hirsberg	62	Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	69	Chief Operating Officer
Uri Clinton	51	General Counsel and Corporate Secretary
Stephen S. Thompson	64	Chief Administrative Officer
Lori M. Nelson	43	Chief Accounting Officer (Principal Accounting Officer) and Senior Vice President Financial Operations and Reporting

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

Theodore A. Bogich was appointed to Chief Operating Officer on December 14, 2023. Prior to being appointed to this position, Mr. Bogich served as Executive Vice President, Operations since January 13, 2016. Mr. Bogich joined Boyd Gaming in 2004 as Vice President and General Manager of Sam’s Town Tunica, and was named Vice President and General Manager of Blue Chip Casino Hotel in Michigan City, Indiana, in 2007. He was promoted to Senior Vice President, Operations in 2012.

Uri Clinton joined the Company as our General Counsel and Corporate Secretary effective March 2021. In that role he oversees Boyd Gaming’s Legal, Corporate Governance and Regulatory Compliance functions. Immediately prior to joining Boyd Gaming, Mr. Clinton worked for six years with MGM Resorts International and one year as a partner with Sorelle Capital. In both of his immediate prior roles, Mr. Clinton provided legal, regulatory, and strategic advice and counsel as part of the business development teams in the areas of hospitality, lodging and gaming. With nearly 20 years of experience in the gaming industry, Mr. Clinton has an extensive background in leading both law departments and property operations, having served as President and Chief Operating Officer of a major East Coast casino, as well as General Counsel for a gaming equipment supplier and international holding company.

Stephen S. Thompson was appointed to Chief Administrative Officer on December 14, 2023. Prior to being appointed to this position, Mr. Thompson served as Executive Vice President, Operations since January 13, 2016. Mr. Thompson has served in numerous senior executive positions with Boyd Gaming since joining the Company in 1983, including Senior Vice President, Operations for Boyd Gaming’s Nevada region since 2004.

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

ITEM 11.    Executive Compensation

The information required by this item will be set forth under the captions Director Compensation, Compensation Discussion and Analysis, Compensation Tables, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report in our Definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions Ownership of Principal Stockholders and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as well as the audit committee's pre-approval policies will appear under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

2.1†	Purchase Agreement and Plan of Merger, dated as of March 28, 2022, by and among Boyd Interactive, Boyd Phoenix Acquisition, LLC, Boyd Phoenix Canada Inc., Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive.	Incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022 filed with the SEC on May 6, 2022.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation, effective February 13, 2020.	Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

Exhibit
Number	Description of Exhibit	Method of Filing

4.3	Indenture governing the Company's 4.750% Senior Notes due 2027, dated December 3, 2019, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.4	Form of 4.750% Senior Note due 2027.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.5	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.6	Indenture governing the Company's 4.750% Senior Notes due 2031, dated June 8, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

4.7	Form of 4.750% Senior Note due 2031.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

4.8	First Supplemental Indenture 4.750% Senior Notes due 2027, dated December 29, 2023, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.	Filed electronically herewith.

4.9	First Supplemental Indenture 4.750% Senior Notes due 2031, dated December 29, 2023, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.	Filed electronically herewith.

10.1	Ninety-Nine Year Lease dated June 30, 1954, by and among Fremont Hotel, Inc., and Charles L. Ronnow and J.L. Ronnow, and Alice Elizabeth Ronnow

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

10.10*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.11*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12*	Form of Stock Option Award Agreement pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.13*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.14*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.15*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.16*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.17*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.18*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.19*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.20*	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit
Number	Description of Exhibit	Method of Filing

10.21*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.22*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.23*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.24*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.25*	Form of Stock Option Award Agreement Under the Registrant's Directors' Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.26*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.27*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.28*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

10.29	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.30	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.31	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society	Incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC's Quarterly Report on Form 10-Q filed November 14, 2006.

10.32	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa	Incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.33	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC	Incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC's Annual Report on Form 10-K filed March 28, 2008.

10.34	Lottery Gaming Facility Management Contract, dated October 19, 2010	Incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC's Current Report on Form 8-K filed February 4, 2011.

10.35*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

Exhibit
Number	Description of Exhibit	Method of Filing

10.36†	Real Estate Ground Lease, dated September 22, 2006, as Amended between NP Land LLC and Nevada Palace, LLC	Incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-K filed with the SEC on February 21, 2017.

10.37	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

10.38	Master Lease, dated October 15, 2018, by and between Boyd (Ohio) PropCo, LLC and PNK (Ohio), LLC	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020.

10.39*	2020 Stock Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed September 29, 2020.

10.40	Credit Agreement, dated as of March 2, 2022, among the Company, the Guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association as swingline lender, and certain other financial institutions party thereto as lenders.	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022 filed with the SEC on May 6, 2022.

10.41	Insider Trading Policy	Filed electronically herewith.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

97.1*	Compensation Recoupment Policy	Filed electronically herewith.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

101

The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2024.

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

Signature	Title	Date

/s/ MARIANNE BOYD JOHNSON	Executive Chair of the Board of Directors and	February 26, 2024
Marianne Boyd Johnson	Executive Vice President

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 26, 2024
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Chief Financial Officer and Treasurer	February 26, 2024
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Vice President and Director	February 26, 2024
William R. Boyd

/s/ JOHN R. BAILEY	Director	February 26, 2024
John R. Bailey

/s/ CHRISTINE J. SPADAFOR	Director	February 26, 2024
Christine J. Spadafor

/s/ A. RANDALL THOMAN	Director	February 26, 2024
A. Randall Thoman

/s/ PETER M. THOMAS	Director	February 26, 2024
Peter M. Thomas

/s/ PAUL W. WHETSELL	Director	February 26, 2024
Paul W. Whetsell

/s/ LORI M. NELSON	Senior Vice President Financial Operations and Reporting and Chief Accounting Officer	February 26, 2024
Lori M. Nelson	(Principal Accounting Officer)