Form 10-Q
period 2024-03-31
BOYD GAMING CORP
filed 2024-05-03
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2024 was 94,877,204.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$283,545	$304,271
Restricted cash	4,493	3,659
Accounts receivable, net	118,896	137,892
Inventories	20,442	20,692
Prepaid expenses and other current assets	53,053	59,293
Income taxes receivable	—	3,508
Total current assets	480,429	529,315
Property and equipment, net	2,573,183	2,542,512
Operating lease right-of-use assets	778,462	793,335
Other assets, net	69,572	67,779
Intangible assets, net	1,378,946	1,392,844
Goodwill, net	947,300	947,341
Total assets	$6,227,892	$6,273,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$106,408	$124,668
Current maturities of long-term debt	44,325	44,275
Accrued liabilities	412,402	427,379
Income taxes payable	37,258	—
Total current liabilities	600,393	596,322
Long-term debt, net of current maturities and debt issuance costs	2,823,739	2,871,223
Operating lease liabilities, net of current portion	696,929	711,387
Deferred income taxes	288,988	288,826
Other liabilities	62,887	61,266
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 95,409,736 and 96,832,453 shares outstanding	954	968
Additional paid-in capital	—	—
Retained earnings	1,755,168	1,744,232
Accumulated other comprehensive loss	(1,166)	(1,098)
Total stockholders' equity	1,754,956	1,744,102
Total liabilities and stockholders' equity	$6,227,892	$6,273,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2024	2023
Revenues
Gaming	$634,131	$664,308
Food & beverage	72,639	71,584
Room	48,947	50,065
Online	146,170	122,863
Management fee	22,245	20,030
Other	36,389	35,116
Total revenues	960,521	963,966
Operating costs and expenses
Gaming	245,686	249,795
Food & beverage	61,957	59,329
Room	18,712	17,120
Online	125,475	102,005
Other	12,913	11,567
Selling, general and administrative	108,184	100,319
Master lease rent expense	27,235	26,828
Maintenance and utilities	34,744	36,026
Depreciation and amortization	62,913	61,560
Corporate expense	29,385	28,655
Project development, preopening and writedowns	3,021	(18,874)
Impairment of assets	10,500	4,537
Other operating items, net	411	220
Total operating costs and expenses	741,136	679,087
Operating income	219,385	284,879
Other expense (income)
Interest income	(446)	(18,145)
Interest expense, net of amounts capitalized	42,309	43,866
Other, net	50	104
Total other expense, net	41,913	25,825
Income before income taxes	177,472	259,054
Income tax provision	(40,999)	(59,323)
Net income	$136,473	$199,731

Basic net income per common share	$1.40	$1.93
Weighted average basic shares outstanding	97,434	103,620

Diluted net income per common share	$1.40	$1.93
Weighted average diluted shares outstanding	97,479	103,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net income	$136,473	$199,731
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	250	474
Foreign currency translation adjustments	(318)	4
Comprehensive income	$136,405	$200,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2024	96,832,453	$968	$—	$1,744,232	$(1,098)	$1,744,102
Net income	—	—	—	136,473	—	136,473
Comprehensive income, net of tax	—	—	—	—	250	250
Foreign currency translation adjustments	—	—	—	—	(318)	(318)
Release of restricted stock units, net of tax	85,597	1	(1,586)	(2,049)	—	(3,634)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	(6,208)
Shares repurchased and retired	(1,658,377)	(17)	(5,155)	(101,133)	—	(106,305)
Dividends declared ($0.17 per share)	—	—	—	(16,264)	—	(16,264)
Share-based compensation costs	—	—	6,860	—	—	6,860
Balances, March 31, 2024	95,409,736	$954	$—	$1,755,168	$(1,166)	$1,754,956

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2023	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$1,590,625
Net income	—	—	—	199,731	—	199,731
Comprehensive income, net of tax	—	—	—	—	474	474
Foreign currency translation adjustments	—	—	—	—	4	4
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	45,942	1	(1,926)	—	—	(1,925)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(1,726,308)	(17)	(106,994)	—	—	(107,011)
Dividends declared ($0.16 per share)	—	—	—	(16,289)	—	(16,289)
Share-based compensation costs	—	—	7,819	—	—	7,819
Balances, March 31, 2023	101,486,622	$1,015	$191,589	$1,469,269	$(904)	$1,660,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$136,473	$199,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,913	61,560
Amortization of debt financing costs and discounts on debt	1,903	2,030
Non-cash operating lease expense	22,604	19,544
Non-cash expected credit loss (income) on note receivable	—	(34,371)
Share-based compensation expense	6,860	7,819
Deferred income taxes	179	17,531
Non-cash impairment of assets	10,500	4,537
Other operating activities	1,859	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	18,970	6,027
Inventories	250	200
Prepaid expenses and other current assets	6,704	(5,148)
Income taxes payable, net	40,766	41,984
Other assets, net	(1,770)	(1,268)
Accounts payable and accrued liabilities	(38,460)	(34,485)
Operating lease liabilities	(22,604)	(19,544)
Other liabilities	3,582	16,057
Net cash provided by operating activities	250,729	282,175
Cash Flows from Investing Activities
Capital expenditures	(89,645)	(96,100)
Payments received on note receivable	208	17,315
Other investing activities	(893)	(1,142)
Net cash used in investing activities	(90,330)	(79,927)
Cash Flows from Financing Activities
Borrowings under credit facility	364,300	356,900
Payments under credit facility	(413,600)	(439,700)
Share-based compensation activities	(9,842)	(14,384)
Shares repurchased and retired	(105,500)	(106,327)
Dividends paid	(15,510)	(15,475)
Other financing activities	(37)	(51)
Net cash used in financing activities	(180,189)	(219,037)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(102)	(3)
Change in cash, cash equivalents and restricted cash	(19,892)	(16,792)
Cash, cash equivalents and restricted cash, beginning of period	307,930	295,065
Cash, cash equivalents and restricted cash, end of period	$288,038	$278,273
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$40,830	$41,075
Cash received for interest	212	5,120
Cash received for income taxes	(340)	(32)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$23,172	$2,356
Dividends declared not yet paid	16,262	16,289
Expected credit loss (income) on note receivable	—	(34,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2024.

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

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2024	2023	2023	2022
Cash and cash equivalents	$283,545	$304,271	$263,453	$283,472
Restricted cash	4,493	3,659	14,820	11,593
Total cash, cash equivalents and restricted cash	$288,038	$307,930	$278,273	$295,065

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

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

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s player loyalty program and a single performance obligation for customers who do not participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the player loyalty contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a hotel room stay, food & beverage or other amenities. Sales and usage-based taxes are excluded from revenues. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers, excluding race and sports wagers, is recognized when the wagers occur as all such wagers settle immediately. The allocated revenue for race and sports wagers is recognized when the specific event or game occurs. The player loyalty contract liability amount is deferred and recognized as revenue when the customer redeems the points for a hotel room stay, food & beverage or other amenities and such goods or services are delivered to the customer. See Note 4, Accrued Liabilities, for the balance outstanding related to the player loyalty program.

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

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Food & beverage	$30,668	$28,259
Room	14,672	15,148
Other	2,025	1,876

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $126.7 million and $130.1 million for the three months ended March 31, 2024 and 2023, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $2.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

Income Taxes

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Use of the term "more likely than not" indicates the likelihood of occurrence is greater than 50%. Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed at a minimum quarterly, and as facts and circumstances change, based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $116.0 million and $96.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

Currency Translation

The Company translates the financial statements of its foreign subsidiary that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. If a material income statement event occurs, the transaction would be translated at the exchange rate in effect on the date of occurrence. Translation adjustments are recorded in other comprehensive income (loss). Gains or losses from foreign currency transaction remeasurements are recorded as other non-operating income (expense).

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Land	$338,469	$338,469
Buildings and improvements	3,248,242	3,237,863
Furniture and equipment	1,779,469	1,742,666
Riverboats and barges	241,826	241,826
Construction in progress	225,019	182,710
Total property and equipment	5,833,025	5,743,534
Less accumulated depreciation	(3,259,842)	(3,201,022)
Property and equipment, net	$2,573,183	$2,542,512

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Depreciation expense	$58,823	$57,399

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31, 2024
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.8	$3,925	$(3,895)	$—	$—	$30
Host agreements	9.2	58,000	(22,556)	—	—	35,444
Development agreement	5.4	21,373	(4,961)	—	—	16,412
Developed technology	8.2	40,872	(5,575)	—	57	35,354
B2B relationships	5.8	28,000	(5,545)	—	14	22,469
B2C relationships	10.6	13,000	(1,535)	—	—	11,465
		165,170	(44,067)	—	71	121,174

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(253,974)	—	1,090,147
		1,577,981	(33,960)	(286,249)	—	1,257,772
Balances, March 31, 2024		$1,743,151	$(78,027)	$(286,249)	$71	$1,378,946

	December 31, 2023
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.1	$35,050	$(35,010)	$—	$—	$40
Host agreements	9.4	58,000	(21,589)	—	—	36,411
Development agreement	5.6	21,373	(4,198)	—	—	17,175
Developed technology	8.5	39,981	(4,482)	—	225	35,724
B2B relationships	6.0	28,000	(4,566)	—	52	23,486
B2C relationships	10.8	13,000	(1,264)	—	—	11,736
		195,404	(71,109)	—	277	124,572

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(243,474)	—	1,100,647
		1,577,981	(33,960)	(275,749)	—	1,268,272
Balances, December 31, 2023		$1,773,385	$(105,069)	$(275,749)	$277	$1,392,844

The following table presents the future amortization expense for our amortizing intangible assets as of  March 31, 2024:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Total
For the year ending December 31,
2024 (excluding three months ended March 31, 2024)	$30	$2,900	$2,290	$3,465	$2,949	$812	$12,446
2025	—	3,867	3,053	4,534	3,914	1,083	16,451
2026	—	3,867	3,053	4,526	3,914	1,083	16,443
2027	—	3,867	3,053	4,525	3,914	1,083	16,442
2028	—	3,867	3,053	4,265	3,914	1,083	16,182
Thereafter	—	17,076	1,910	14,039	3,864	6,321	43,210
Total future amortization	$30	$35,444	$16,412	$35,354	$22,469	$11,465	$121,174

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

During the three months ended March 31, 2024, as a result of our first quarter 2024 impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations.

Goodwill consists of the following:

	March 31, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	(82,000)	113	12,150
Managed & Other	30,529	—	(30,529)	—	—
Balances, March 31, 2024	$1,361,399	$(6,134)	$(408,078)	$113	$947,300

	December 31, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	(82,000)	154	12,191
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2023	$1,361,399	$(6,134)	$(408,078)	$154	$947,341

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Payroll and related	$62,919	$82,327
Interest	19,031	17,841
Gaming	68,247	68,749
Player loyalty program	23,666	23,850
Advance deposits	19,254	15,511
Outstanding chips	6,569	8,164
Dividends payable	16,262	15,508
Operating leases	99,271	98,867
Other	97,183	96,562
Total accrued liabilities	$412,402	$427,379

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	March 31, 2024
	Interest		Unamortized
	Rates at		Origination
	March 31,	Outstanding	Fees and	Long-Term
(In thousands)	2024	Principal	Costs	Debt, Net
Credit facility	7.162%	$997,000	$(12,324)	$984,676
4.750% senior notes due 2027	4.750%	1,000,000	(7,305)	992,695
4.750% senior notes due 2031	4.750%	900,000	(9,774)	890,226
Other	5.208%	467	—	467
Total long-term debt		2,897,467	(29,403)	2,868,064
Less current maturities		44,325	—	44,325
Long-term debt, net		$2,853,142	$(29,403)	$2,823,739

	December 31, 2023
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2023	Principal	Costs	Debt, Net
Credit facility	7.164%	$1,046,300	$(13,403)	$1,032,897
4.750% senior notes due 2027	4.750%	1,000,000	(7,792)	992,208
4.750% senior notes due 2031	4.750%	900,000	(10,111)	889,889
Other	5.208%	504	—	504
Total long-term debt		2,946,804	(31,306)	2,915,498
Less current maturities		44,275	—	44,275
Long-term debt, net		$2,902,529	$(31,306)	$2,871,223

The outstanding principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Revolving Credit Facility	$145,000	$180,000
Term A Loan	792,000	803,000
Swing Loan	60,000	63,300
Total outstanding principal amounts	$997,000	$1,046,300

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $145.0 million and $60.0 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,231.6 million as of March 31, 2024.

Covenant Compliance

As of  March 31, 2024, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a development agreement and a management agreement with Wilton Rancheria. The development agreement obligated us to fund certain pre-development costs to assist Wilton Rancheria in its development and oversight of the gaming facility construction. The pre-development costs financed by us were to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% with payment timing and the payment amount subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria’s third-party credit agreement that provided funding for the construction project. Given the significant barriers of the project, a majority of the advances made during the 10-year period were historically reserved in full when advanced. The Sky River Casino opened on August 15, 2022 and after generating cash flows from operations, we updated our evaluation of expected losses on the note receivable which resulted in a partial release of the allowance during the fourth quarter of 2022. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter of 2023, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expected to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in the first quarter of 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction was thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and  $14.3 million is recorded in interest income, both reflected in the condensed consolidated statement of operations for the three months ended March 31, 2023. The Company received  $0.2  million in principal payments and $0.2  million in interest due under the note receivable during the  three months ended  March 31, 2024, and  $17.3  million in principal payments and $5.1  million in interest due under the note receivable during the  three months ended March 31, 2023. As of  March 31, 2024, the principal outstanding on the note receivable was fully repaid. Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $22.2 million and  $20.0 million for our management services for the three months ended March 31, 2024 and 2023, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

Commitments
As of March 31, 2024, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. As of  March 31, 2024,  $220.8 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended
	March 31,
(In thousands, except per share data)	2024	2023
Shares repurchased (2)	1,658	1,726
Total cost, including brokerage fees (3)	$105,500	$106,327
Average repurchase price per share (4)	$63.62	$61.59

(1) Shares repurchased reflect repurchases settled during the three months ended March 31, 2024 and 2023. These amounts exclude repurchases, if any, traded but not yet settled on or before March 31, 2024 and 2023, respectively.

(2) All shares repurchased have been retired and constitute authorized but unissued shares.

(3) Costs exclude 1% excise tax on corporate stock buybacks.

(4) Amounts in the table may not recalculate exactly due to rounding. Average repurchase price per share is calculated based on unrounded numbers and excludes the 1% excise tax.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 8, 2022	December 19, 2022	January 15, 2023	$0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17

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

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Gaming	$235	$221
Food & beverage	45	42
Room	21	20
Selling, general and administrative	1,192	1,120
Corporate expense	5,367	6,416
Total share-based compensation expense	$6,860	$7,819

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

The PSU grants awarded in third quarter 2021 and fourth quarter 2019 fully vested during the first quarter of 2024 and 2023, respectively. Common shares under the 2021 grant were issued based on the determination by the Compensation Committee of the Board of Directors ("Compensation Committee") of our actual achievement of Earnings Before Interest, Taxes, Depreciation and Amortization and Rent under master leases ("EBITDAR") and return on invested capital for the two-year performance period from July 2021 to June 2023. Common shares under the 2019 grant were issued based on the determination by the Compensation Committee of net revenue growth and EBITDAR growth for the three-year performance period of the grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in July 2021 resulted in a total of 241,277 shares being issued during the first quarter of 2024, representing approximately 1.94 shares per PSU. Of the 241,277 shares issued, a total of 94,862 were surrendered by the participants for payroll taxes, resulting in a net issuance of 146,415 shares due to the vesting of the 2021 grant. The actual achievement level under the award metrics approximated the estimated performance as of the year-end 2023; therefore, the vesting of the PSUs had minimal impact to compensation costs of $0.8 million in our 2024 condensed consolidated statement of operations.

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

Unamortized Stock Compensation Expense and Recognition Period

As of March 31, 2024, there was approximately $21.3 million, $9.3 million and $1.8 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of March 31, 2024, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.5 years, 2.6 years and 3.5 years, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	March 31, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$283,545	$283,545	$—	$—
Restricted cash	4,493	4,493	—	—
Investment available for sale	13,550	—	—	13,550

	December 31, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$304,271	$304,271	$—	$—
Restricted cash	3,659	3,659	—	—
Investment available for sale	13,327	—	—	13,327

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  March 31, 2024 and December 31, 2023.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $17.1 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  March 31, 2024 and December 31, 2023. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2024 and  December 31, 2023 is a discount rate of 12.7% and 12.4%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income. At both  March 31, 2024 and December 31, 2023, $0.7 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  March 31, 2024 and December 31, 2023, $12.8 million and $12.6 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $2.0 million at both  March 31, 2024 and December 31, 2023, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Balance at beginning of reporting period	$13,327	$13,670
Total gains (realized or unrealized):
Included in interest income	44	43
Included in other comprehensive income	179	635
Purchases, sales, issuances and settlements:
Settlements	—	—
Balance at end of reporting period	$13,550	$14,348

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable. As of March 31, 2024, the outstanding principal balance under the note receivable was paid in full.

	March 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$19,586	$17,267	$22,670	Level 3

	December 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$419	$419	$419	Level 3
Liabilities
Obligation under assessment arrangements	20,199	17,752	23,282	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$997,000	$984,676	$975,220	Level 2
4.750% senior notes due 2027	1,000,000	992,695	952,500	Level 1
4.750% senior notes due 2031	900,000	890,226	819,000	Level 1
Other	467	467	467	Level 3
Total debt	$2,897,467	$2,868,064	$2,747,187

	December 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,046,300	$1,032,897	$1,021,206	Level 2
4.750% senior notes due 2027	1,000,000	992,208	957,500	Level 1
4.750% senior notes due 2031	900,000	889,889	819,000	Level 1
Other	504	504	504	Level 3
Total debt	$2,946,804	$2,915,498	$2,798,210

The estimated fair value of our obligation under assessment arrangements is based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The fair value of our note receivable as of  December 31, 2023, was estimated to equal its carrying value after consideration of the expected repayment timing of the remaining balance. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  March 31, 2024 and December 31, 2023. The estimated fair values of our senior notes are based on quoted market prices as of  March 31, 2024 and December 31, 2023. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2024 and 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

NOTE 9.    SEGMENT INFORMATION

The Company has the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations of Boyd Interactive. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator.

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

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate profitability based on Adjusted EBITDAR, which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and Adjusted EBITDAR related to the online operations in our Online segment. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended March 31, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$161,456	$22,422	$25,756	$—	$—	$15,988	$225,622
Downtown Las Vegas	33,721	10,415	6,568	—	—	2,827	53,531
Midwest & South	428,241	39,802	16,623	—	—	16,100	500,766
Online	—	—	—	146,170	—	—	146,170
Managed & Other	10,713	—	—	—	22,245	1,474	34,432
Total Revenues	$634,131	$72,639	$48,947	$146,170	$22,245	$36,389	$960,521

	Three Months Ended March 31, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$176,321	$22,763	$25,381	$—	$—	$15,805	$240,270
Downtown Las Vegas	36,417	10,497	6,849	—	—	2,794	56,557
Midwest & South	440,085	38,324	17,835	—	—	15,929	512,173
Online	—	—	—	122,863	—	—	122,863
Managed & Other	11,485	—	—	—	20,030	588	32,103
Total Revenues	$664,308	$71,584	$50,065	$122,863	$20,030	$35,116	$963,966

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2024 and  December 31, 2023 and for the three months ended March 31, 2024 and 2023

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Adjusted EBITDAR
Las Vegas Locals	$110,438	$126,160
Downtown Las Vegas	17,815	22,367
Midwest & South	180,994	198,684
Online	20,476	20,623
Managed & Other	24,781	21,551
Corporate expense	(24,018)	(22,239)
Adjusted EBITDAR	330,486	367,146
Other operating costs and expenses
Deferred rent	161	177
Master lease rent expense	27,235	26,828
Depreciation and amortization	62,913	61,560
Share-based compensation expense	6,860	7,819
Project development, preopening and writedowns	3,021	(18,874)
Impairment of assets	10,500	4,537
Other operating items, net	411	220
Total other operating costs and expenses	111,101	82,267
Operating income	219,385	284,879
Other expense (income)
Interest income	(446)	(18,145)
Interest expense, net of amounts capitalized	42,309	43,866
Other, net	50	104
Total other expense, net	41,913	25,825
Income before income taxes	177,472	259,054
Income tax provision	(40,999)	(59,323)
Net income	$136,473	$199,731

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2024	2023
Assets
Las Vegas Locals	$1,629,101	$1,634,732
Downtown Las Vegas	294,215	295,494
Midwest & South	3,786,375	3,805,301
Online	148,689	155,356
Managed & Other	121,610	124,161
Corporate	247,902	258,082
Total Assets	$6,227,892	$6,273,126

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2024. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations of Boyd Interactive. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner").

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

We also own a travel agency and a captive insurance company that underwrites travel-related insurance, each located in Hawaii. As our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii, financial results for these operations are included in our Downtown Las Vegas segment.

Most of our gaming entertainment properties also include hotel, dining, sportsbook, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number of visits and spending levels of customers at our properties.

Our gaming entertainment properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit and the ability to transfer digital funds from the players' cashless "BoydPay" wallet, subject to certain gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services with cash or by credit card.

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

Maintaining Our Brand

The ability of our Team Members to deliver great customer service helps distinguish our Company and our brands from our competitors. Our Team Members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding and our "Boyd Rewards" loyalty program. Our players use their Boyd Rewards cards to earn and redeem points at all of our gaming entertainment properties and online casino gaming offerings. Boyd Rewards, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and monetary discounts, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

Commitment to Corporate Social Responsibility ("CSR")

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

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our gaming entertainment properties. These key performance measures include the following:

•

Gaming revenue measures: slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash, including digital funds transferred from the players' cashless "BoydPay" wallet, deposited in table games drop boxes, plus the sum of markers issued at all table games, are measures of volume and/or market share. Slot win and table game hold, which mean the difference between customer wagers and customer winnings on slot machines and table games, respectively, represent the amount of wagers retained by us and recorded as gaming revenues. Slot win percentage and table game hold percentage, which are not fully controllable by us, represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended
	March 31,
(In millions)	2024	2023
Total revenues	$960.5	$964.0
Operating income	219.4	284.9
Net income	136.5	199.7

Total Revenues

Total revenues for the three months ended March 31, 2024 decreased by $3.4 million, or 0.4%, compared to the prior year comparable period, primarily due to a decline in gaming revenue of $30.2 million. The decline in gaming revenues is primarily driven by the first month of the quarter as gaming revenues declined $23.0 million year over year driven by severe winter storms throughout our Midwest & South segment in January. Additionally, we had a difficult prior year comparison in our Las Vegas segments as the first quarter of 2023, and January in particular, was strengthened by increased visitation to Las Vegas as convention business continued to rebuild to pre-pandemic levels and the Hawaiian customer continued to resume traveling after COVID-related restrictions were lifted in Hawaii. Excluding these impacts in January, we saw growth in play from our core customer for the remainder of the quarter, while our retail customer continued to be soft and declined year over year. Additionally, we saw overall market softness and competitive pressures from a new competitor that opened in our Las Vegas Locals market that further contributed to the year over year gaming revenue declines. Offsetting the decrease in gaming revenues, is a $23.3 million increase in online revenues, including an increase of $20.0 million over the prior year of revenues from reimbursements of gaming taxes and other expenses paid on behalf of our online partners, and an increase in Sky River Casino management fees of $2.2 million.

Operating Income

Operating income decreased by $65.5 million, or 23.0%, for the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to the $30.2 million gaming revenues decline, as discussed above. In addition, while online revenues grew $23.3 million, $20.0 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is also recorded as an expense. Operating income was also unfavorably impacted by a $6.0 million increase in impairment of assets over the prior year comparable period as the Company recorded an impairment charge of $10.5 million during the three months ended March 31, 2024 related to a gaming license right in the Midwest & South segment, compared to a $4.5 million impairment charge related to goodwill in the Managed & Other category during the three months ended March 31, 2023. In addition, in the prior year, operating income was favorably impacted by a $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") for development advances over the last 10 years as we evaluated the current expected credit losses after an amendment to Wilton Rancheria’s third-party construction loan in March 2023 that allowed for payments to us to begin in March 2023.

Net Income
Net income de creased  $63.3  million for the three months ended  March 31, 2024 , compared to the prior year comparable period, primarily due to the $65.5 million decrease in operating income, as discussed above. Interest income decreased $17.7 million during the three months ended March 31, 2024, due to an adjustment to the expected loss for interest on the Wilton Note and interest earned on the Wilton Note during the three months ended March 31, 2023, but was offset by a decline in the income tax provision of $18.3 million due to operational performance declines and thus lower resulting taxes.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  66% and 69% of revenues for the three months ended  March 31, 2024 and 2023, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating  15% and  13% of revenues for the three months ended  March 31, 2024  and 2023 , respectively . Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues during these periods.
	Three Months Ended
	March 31,
(In millions)	2024	2023
REVENUES
Gaming	$634.1	$664.3
Food & beverage	72.6	71.6
Room	49.0	50.1
Online	146.2	122.9
Management fee	22.2	20.0
Other	36.4	35.1
Total revenues	$960.5	$964.0

DEPARTMENTAL OPERATING EXPENSES
Gaming	$245.7	$249.8
Food & beverage	62.0	59.3
Room	18.7	17.1
Online	125.5	102.0
Other	12.9	11.6
Total departmental operating expenses	$464.8	$439.8

MARGINS
Gaming	61.3%	62.4%
Food & beverage	14.6%	17.2%
Room	61.8%	65.9%
Online	14.2%	17.0%
Other	64.6%	67.0%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $30.2 million, or 4.5%, during the three months ended March 31, 2024, compared to the prior year comparable period, was primarily due to declines in slot handle of 3.5%, slot win of 2.4% and table game hold of 5.6%. Gaming revenues were impacted by winter storms throughout the Midwest & South in January, market softness and competitive pressures in our Las Vegas Locals segment, increased visitation in our Las Vegas segments in the prior year as COVID restrictions were lifted in Hawaii and convention business continued to return and softness in the current year in our retail customers, all as discussed above.

Food & Beverage

Food & beverage revenues increased $1.1 million, or 1.5%, during the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to an increase in average guest check of 6.2%, which offset a similar decline in the number of guests served.

Room

Room revenues decreased $1.1 million, or 2.2%, during the three months ended March 31, 2024, compared to the prior year comparable period, primarily due to a decline of 5.2% in average daily rate, while hotel occupancy rate remained relatively flat.

Online

Online revenuesincreased $23.3 million during the three months ended March 31, 2024, compared to the prior year comparable period, primarily driven by an increase of $20.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Management fee

Management fee revenues during the three months ended March 31, 2024 and 2023 of $22.2 million and $20.0 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $1.3 million, or 3.6%, as compared to the corresponding period of the prior year.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each property's profitability based on Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees, are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by our Reportable Segments and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Total revenues
Las Vegas Locals	$225.6	$240.3
Downtown Las Vegas	53.5	56.5
Midwest & South	500.8	512.2
Online	146.2	122.9
Managed & Other	34.4	32.1
Total revenues	$960.5	$964.0

Adjusted EBITDAR (1)
Las Vegas Locals	$110.4	$126.1
Downtown Las Vegas	17.8	22.4
Midwest & South	181.0	198.7
Online	20.5	20.6
Managed & Other	24.8	21.5
Corporate expense	(24.0)	(22.2)
Adjusted EBITDAR	$330.5	$367.1

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $14.6 million, or 6.1%, during the three months ended March 31, 2024, as compared to the prior year comparable period, due primarily to a $14.9 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 11.2%, slot handle of 6.1% and slot win of 5.5% over the prior year comparable period. As discussed earlier, the Las Vegas Locals segment was impacted by competitive pressures with a new competitor recently entering the market and overall market softness, particularly driven by softness in the retail customer. In addition, the Las Vegas Locals segment had a difficult comparison this quarter with record first quarter revenues in the prior year.

Adjusted EBITDAR decreased by  $15.7  million, or 12.5%, during the three months ended  March 31, 2024 , as compared to the prior year comparable period, due primarily to the gaming revenues decline discussed above and cost increases primarily in wages and property insurance .

Downtown Las Vegas
Total revenues decreased by $3.0 million, or 5.4%, during the three months ended  March 31, 2024 , as compared to the prior year comparable period, primarily due to a $2.7 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 7.9%, slot handle of 5.2% and slot win of 4.5% over the prior year comparable period. As discussed earlier, the Downtown Las Vegas segment was impacted year over year by increased visitation in the prior year from the Hawaiian customer after COVID-related restrictions were lifted. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market. The Hawaiian market represented approximately 52% and 54% of our occupied rooms in this segment during the three months ended March 31, 2024 and 2023, respectively. Occupied rooms by Hawaiian guests declined 7.7% from the prior year comparable period.

Adjusted EBITDAR decreased by $4.6  million, or 20.4% , during the three months ended  March 31, 2024 , as compared to the prior year comparable period, primarily due to the gaming revenues decline discussed above and wages and property insurance cost increases that impacted our Las Vegas Locals segment also, as discussed above.

Midwest & South

Total revenues decreased by $11.4 million, or 2.2%, during the three months ended March 31, 2024, as compared to the corresponding period of the prior year, due primarily to an $11.8 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 2.9%, table game drop of 1.4%, slot handle of 2.1% and slot win of 1.0% over the prior year comparable period. The gaming revenues decline is primarily driven by the severe winter storms across the segment in January, as discussed earlier. Absent January, which was impacted by the winter weather, gaming revenues increased for the latter two months of the quarter.

Adjusted EBITDAR decreased by $17.7 million, or 8.9%, during the three months ended March 31, 2024, as compared to the corresponding prior year period, due primarily to the gaming revenues decline, as discussed above, as well as increased wages and property insurance, as noted above as impacting both Las Vegas segments.

Online

Online revenues increased $23.3 million during the three months ended March 31, 2024, as compared to the prior year comparable period, primarily due to an increase of $20.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Adjusted EBITDAR remained generally consistent during the three months ended March 31, 2024, as compared to the corresponding period of the prior year. As discussed earlier, there is an equal amount of expense recorded for the revenue recorded related to the reimbursement of gaming taxes and other expenses, thus resulting in no impact to EBITDAR.

Managed & Other
During the  three months ended March 31, 2024 , total revenues increased by  $2.3 million and Adjusted EBITDAR increased by $3.2 million, as compared to the corresponding period of the prior year, primarily due to a $2.2 million increase in Sky River Casino management fees.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Selling, general and administrative	$108.2	$100.3
Master lease rent expense	27.2	26.8
Maintenance and utilities	34.7	36.0
Depreciation and amortization	62.9	61.6
Corporate expense	29.4	28.7
Project development, preopening and writedowns	3.0	(18.9)
Impairment of assets	10.5	4.5
Other operating items, net	0.4	0.2

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, were  11.3% and 10.4% during the three months ended March 31, 2024 and 2023, respectively. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expense s were impacted by increased wages and property insurance costs during the three months ended March 31, 2024.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $27.2 million and $26.8 million during the three months ended March 31, 2024 and 2023, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained generally consistent at 3.6% and  3.7% during the three months ended March 31, 2024 and 2023, respectively.

Depreciation and Amortization
Depreciation and amortization expenses remained generally consistent at $62.9 million and $61.6 million during the  three months ended March 31, 2024 and 2023 , respectively .

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented  3.1%  and  3.0% of revenues during the three months ended March 31, 2024 and 2023 , respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended March 31, 2024 , the Company incurred $1.8 million in demolition costs and $0.9 million related to preopening costs. During the three months ended March 31, 2023, the Company benefited from a $20.1 million reduction of the allowance on the Wilton Note for development advances over the last 10 years offset by preopening costs of $0.9 million.

Impairment of Assets

During the three months ended March 31, 2024, as a result of our first quarter impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. During the three months ended March 31, 2023, as a result of our first quarter impairment review, the Company recorded an impairment charge of $4.5 million for goodwill related to our Managed & Other category.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Interest expense, net of capitalized interest and interest income	$41.9	$25.7
Average long-term debt balance (1)	2,895.0	3,035.6
Weighted average interest rates	5.6%	5.3%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2024, increased $16.1 million, or 62.8%, from the prior year comparable period primarily due to a $17.7 million interest income decline driven by a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note during the three months ended March 31, 2023. The outstanding principal under the Wilton Note was paid in full during the three months ended March 31, 2024, and thus interest earnings related to the Wilton Note were minimal in the current year. In addition, interest expense declined by $1.6 million which was driven by a decrease in the weighted average debt balance of $140.6 million offset by an approximately 25 basis point increase in the weighted average interest rate.

Income Taxes

The effective tax rates during the three months ended March 31, 2024 and 2023 were 23.1% and 22.9%, respectively. Our tax rate for the three months ended March 31, 2024, was unfavorably impacted by state taxes, nondeductible expenses including nondeductible compensation and employee benefit expenses which were partially offset by excess tax benefits, and tax credits. Our tax rate for the three months ended March 31, 2023, was unfavorably impacted by state taxes and certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits, related to equity compensation, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At March 31, 2024 and December 31, 2023, we had balances of cash and cash equivalents of $283.5 million and $304.3 million, respectively. In addition, we held restricted cash balances of $4.5 million and $3.7 million at March 31, 2024 and December 31, 2023, respectively. Our working capital deficit at March 31, 2024 and December 31, 2023, was $120.0 million and $67.0 million, respectively.

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

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net cash provided by operating activities	$250.7	$282.2

Cash flows from investing activities
Capital expenditures	(89.6)	(96.1)
Payments received on note receivable	0.2	17.3
Other investing activities	(0.9)	(1.1)
Net cash used in investing activities	(90.3)	(79.9)

Cash flows from financing activities
Net payments under credit facility	(49.3)	(82.8)
Share-based compensation activities	(9.9)	(14.4)
Shares repurchased and retired	(105.5)	(106.3)
Dividends paid	(15.5)	(15.5)
Other financing activities	—	(0.1)
Net cash used in financing activities	(180.2)	(219.1)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	—
Decrease in cash, cash equivalents and restricted cash	$(19.9)	$(16.8)

Cash Flows from Operating Activities

During the three months ended March 31, 2024 and 2023, we generated operating cash flows of $250.7 million and $282.2 million, respectively. Generally, operating cash flows decreased during 2024 as compared to the prior year comparable period due to revenue declines, after excluding the $20.0 million impact of online revenue for the reimbursement of gaming taxes and other expense as an equal amount was paid out as expenses. In addition, we received $4.9 million less in interest income from the Wilton Note during the three months ended March 31, 2024.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2024, we incurred net cash outflows for investing activities of $90.3 million comprised of capital expenditures of $89.6 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, IT equipment and building projects at various properties. During the three months ended March 31, 2023, we incurred net cash outflows for investing activities of $79.9 million comprised of capital expenditures of $96.1 million, primarily related to our Treasure Chest land-based casino project, Fremont food hall and slot floor expansion, IT equipment and building projects at various properties offset by a $17.3 million payment received related to the outstanding principal on the Wilton Note.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash outflows from financing activities during the three months ended March 31, 2024 and 2023, primarily reflect share repurchases, payments on the outstanding principal under our Credit Facility, share-based compensation and dividends paid.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2024	December 31, 2023	Decrease
Credit facility	$997.0	$1,046.3	$(49.3)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.5	0.5	—
Total long-term debt	2,897.5	2,946.8	(49.3)
Less current maturities	44.3	44.3	—
Long-term debt, net	$2,853.2	$2,902.5	$(49.3)

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In millions)	2024	2023
Revolving Credit Facility	$145.0	$180.0
Term A Loan	792.0	803.0
Swing Loan	60.0	63.3
Total outstanding principal amounts	$997.0	$1,046.3

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $145.0 million and $60.0 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,231.6 million as of March 31, 2024.

The blended interest rate for outstanding borrowings under the Credit Facility was 7.2% at both March 31, 2024 and December 31, 2023.

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

Covenant Compliance

As of March 31, 2024, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	March 31,	December 31,
(In millions)	2024	2023
Current assets	$449.0	$496.0
Noncurrent assets	9,821.3	9,588.6
Current liabilities	557.6	550.6
Noncurrent liabilities	3,884.8	3,944.6

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Three Months Ended
(In millions)	March 31, 2024
Revenues	$964.9
Operating income	401.8
Income before income taxes	359.8
Net income	318.7

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on June 1, 2022, and $500.0 million on May 4, 2023. As of March 31, 2024, we were authorized to repurchase up to an additional $220.8 million in shares of our common stock under the Share Repurchase Program. We repurchased 1.7 million shares during both the three months ended March 31, 2024 and 2023.

Subject to applicable laws, repurchases under the Share Repurchase Program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. We are not obligated to repurchase any shares under this program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the Share Repurchase Program with existing cash resources, cash generated from operations and availability under our Credit Facility.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 8, 2022	December 19, 2022	January 15, 2023	$0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $200 million to $250 million. In addition, we expect to spend an additional $100 million in 2024 for hotel renovation projects at six of our gaming entertainment properties. We intend to fund our capital expenditures through cash on hand, availability under our Credit Facility and operating cash flows.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. We expect to spend an additional $100 million in 2024 on growth projects, which includes the completion of the new land-based facility at Treasure Chest.

During the three months ended March 31, 2024, the company spent approximately $90 million of the total estimated $400 million to $450 million of capital spend expected in 2024.

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

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

As of March 31, 2024, our long-term variable-rate borrowings represented approximately 34.4% of total long-term debt. Based on March 31, 2024 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $10.0 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

See also "Liquidity and Capital Resources" above.

Item 4.        Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Report"), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that due to the identification of the material weakness in our internal control over financial reporting previously disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024, and as further discussed below, our disclosure controls and procedures were not effective as of March 31, 2024. Notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the first quarter of 2024 evaluation, management concluded that the material weakness identified in the fourth quarter of 2023 related to the preparation and independent review of journal entries, which results in a lack of segregation of duties over the preparation, review, and recording of journal entries was not yet fully remediated. The failure to maintain appropriate segregation of duties has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and during the first quarter of 2024 executed on all elements of our remediation plan as defined below and in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024. We will continue to make additional remediation efforts to improve our internal controls. With the oversight of senior management, subsequent to December 31, 2023, a plan to remediate the underlying cause of the material weakness and improve the operating effectiveness of internal control over financial reporting and our disclosure controls was developed and was implemented. Specifically, the following remediation efforts occurred and will continue to occur to ensure there are appropriate levels of independent reviews of journal entries, in order to address proper segregation of duties, including:

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.        Legal Proceedings

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.     Risk Factors

There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
January 1, 2024 through January 31, 2024	501,322	$63.17	501,322	$294,639,948
February 1, 2024 through February 29, 2024	583,969	64.22	583,969	257,138,424
March 1, 2024 through March 31, 2024	573,086	63.40	573,086	220,806,549
Total	1,658,377	$63.62	1,658,377	$220,806,549

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

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Incorporated by reference to Exhibit 22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2024.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer