Form 10-Q
period 2024-06-30
BOYD GAMING CORP
filed 2024-08-01
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2024 was 91,762,642.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$280,783	$304,271
Restricted cash	3,946	3,659
Accounts receivable, net	109,740	137,892
Inventories	21,177	20,692
Prepaid expenses and other current assets	52,045	59,293
Income taxes receivable	19,367	3,508
Total current assets	487,058	529,315
Property and equipment, net	2,626,127	2,542,512
Operating lease right-of-use assets	760,077	793,335
Other assets, net	65,333	67,779
Intangible assets, net	1,375,544	1,392,844
Goodwill, net	947,281	947,341
Total assets	$6,261,420	$6,273,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$128,398	$124,668
Current maturities of long-term debt	44,416	44,275
Accrued liabilities	416,281	427,379
Total current liabilities	589,095	596,322
Long-term debt, net of current maturities and debt issuance costs	2,916,096	2,871,223
Operating lease liabilities, net of current portion	679,955	711,387
Deferred income taxes	305,299	288,826
Other liabilities	59,262	61,266
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 92,309,009 and 96,832,453 shares outstanding	923	968
Additional paid-in capital	—	—
Retained earnings	1,712,488	1,744,232
Accumulated other comprehensive loss	(1,698)	(1,098)
Total stockholders' equity	1,711,713	1,744,102
Total liabilities and stockholders' equity	$6,261,420	$6,273,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues
Gaming	$650,827	$660,729	$1,284,958	$1,325,037
Food & beverage	76,994	70,366	149,633	141,950
Room	52,595	49,761	101,542	99,826
Online	129,930	85,002	276,100	207,865
Management fee	21,252	17,446	43,497	37,476
Other	35,914	33,646	72,303	68,762
Total revenues	967,512	916,950	1,928,033	1,880,916
Operating costs and expenses
Gaming	252,067	249,999	497,753	499,794
Food & beverage	63,182	58,622	125,139	117,951
Room	19,342	18,580	38,054	35,700
Online	112,675	71,393	238,150	173,398
Other	13,248	11,003	26,161	22,570
Selling, general and administrative	105,134	99,070	213,318	199,389
Master lease rent expense	27,852	27,099	55,087	53,927
Maintenance and utilities	36,946	37,591	71,690	73,617
Depreciation and amortization	65,677	62,220	128,590	123,780
Corporate expense	31,255	31,705	60,640	60,360
Project development, preopening and writedowns	7,586	5,201	10,607	(13,673)
Impairment of assets	—	—	10,500	4,537
Other operating items, net	5,442	438	5,853	658
Total operating costs and expenses	740,406	672,921	1,481,542	1,352,008
Operating income	227,106	244,029	446,491	528,908
Other expense (income)
Interest income	(403)	(2,715)	(849)	(20,860)
Interest expense, net of amounts capitalized	42,949	42,715	85,258	86,581
Other, net	50	522	100	626
Total other expense, net	42,596	40,522	84,509	66,347
Income before income taxes	184,510	203,507	361,982	462,561
Income tax provision	(44,665)	(11,053)	(85,664)	(70,376)
Net income	$139,845	$192,454	$276,318	$392,185

Basic net income per common share	$1.47	$1.89	$2.87	$3.81
Weighted average basic shares outstanding	95,042	102,025	96,238	102,818

Diluted net income per common share	$1.47	$1.89	$2.87	$3.81
Weighted average diluted shares outstanding	95,080	102,071	96,280	102,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net income	$139,845	$192,454	$276,318	$392,185
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(394)	112	(144)	586
Foreign currency translation adjustments	(138)	196	(456)	200
Comprehensive income	$139,313	$192,762	$275,718	$392,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2024	96,832,453	$968	$—	$1,744,232	$(1,098)	$1,744,102
Net income	—	—	—	136,473	—	136,473
Comprehensive income, net of tax	—	—	—	—	250	250
Foreign currency translation adjustments	—	—	—	—	(318)	(318)
Release of restricted stock units, net of tax	85,597	1	(1,586)	(2,049)	—	(3,634)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	(6,208)
Shares repurchased and retired	(1,658,377)	(17)	(5,155)	(101,133)	—	(106,305)
Dividends declared ($0.17 per share)	—	—	—	(16,264)	—	(16,264)
Share-based compensation costs	—	—	6,860	—	—	6,860
Balances, March 31, 2024	95,409,736	954	—	1,755,168	(1,166)	1,754,956
Net income	—	—	—	139,845	—	139,845
Comprehensive loss, net of tax	—	—	—	—	(394)	(394)
Foreign currency translation adjustments	—	—	—	—	(138)	(138)
Stock options exercised	23,431	—	271	—	—	271
Release of restricted stock units, net of tax	19,837	—	(1)	(33)	—	(34)
Shares repurchased and retired	(3,143,995)	(31)	(10,635)	(166,756)	—	(177,422)
Dividends declared ($0.17 per share)	—	—	—	(15,736)	—	(15,736)
Share-based compensation costs	—	—	10,365	—	—	10,365
Balances, June 30, 2024	92,309,009	$923	$—	$1,712,488	$(1,698)	$1,711,713

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2023	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$1,590,625
Net income	—	—	—	199,731	—	199,731
Comprehensive income, net of tax	—	—	—	—	474	474
Foreign currency translation adjustments	—	—	—	—	4	4
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	45,942	1	(1,926)	—	—	(1,925)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(1,726,308)	(17)	(106,994)	—	—	(107,011)
Dividends declared ($0.16 per share)	—	—	—	(16,289)	—	(16,289)
Share-based compensation costs	—	—	7,819	—	—	7,819
Balances, March 31, 2023	101,486,622	1,015	191,589	1,469,269	(904)	1,660,969
Net income	—	—	—	192,454	—	192,454
Comprehensive income, net of tax	—	—	—	—	112	112
Foreign currency translation adjustments	—	—	—	—	196	196
Release of restricted stock units, net of tax	17,871	—	(63)	—	—	(63)
Shares repurchased and retired	(1,492,451)	(15)	(101,001)	—	—	(101,016)
Dividends declared ($0.16 per share)	—	—	—	(16,041)	—	(16,041)
Share-based compensation costs	—	—	12,198	—	—	12,198
Balances, June 30, 2023	100,012,042	$1,000	$102,723	$1,645,682	$(596)	$1,748,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$276,318	$392,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,590	123,780
Amortization of debt financing costs and discounts on debt	3,803	3,944
Non-cash operating lease expense	44,482	40,256
Non-cash expected credit loss (income) on note receivable	—	(34,371)
Share-based compensation expense	17,225	20,017
Deferred income taxes	16,497	(10,015)
Non-cash impairment of assets	10,500	4,537
Other operating activities	2,328	205
Changes in operating assets and liabilities:
Accounts receivable, net	28,107	4,739
Inventories	(485)	765
Prepaid expenses and other current assets	7,884	(2,220)
Income taxes receivable, net	(15,859)	(6,266)
Other assets, net	2,059	223
Accounts payable and accrued liabilities	(13,686)	(38,185)
Operating lease liabilities	(44,482)	(40,256)
Other liabilities	531	3,937
Net cash provided by operating activities	463,812	463,275
Cash Flows from Investing Activities
Capital expenditures	(204,031)	(171,386)
Payments received on note receivable	208	49,720
Other investing activities	(1,702)	(2,255)
Net cash used in investing activities	(205,525)	(123,921)
Cash Flows from Financing Activities
Borrowings under credit facility	820,900	753,200
Payments under credit facility	(779,600)	(862,500)
Share-based compensation activities	(9,605)	(14,447)
Shares repurchased and retired	(281,186)	(206,356)
Dividends paid	(31,774)	(31,764)
Other financing activities	(89)	(87)
Net cash used in financing activities	(281,354)	(361,954)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(134)	(63)
Change in cash, cash equivalents and restricted cash	(23,201)	(22,663)
Cash, cash equivalents and restricted cash, beginning of period	307,930	295,065
Cash, cash equivalents and restricted cash, end of period	$284,729	$272,402
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$84,300	$84,121
Cash received for interest	213	8,513
Cash paid for income taxes	85,830	86,208
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$23,541	$7,693
Dividends declared not yet paid	15,736	16,041
Expected credit loss (income) on note receivable	—	(34,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

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

We are a geographically diversified operator of 28 wholly owned brick-and-mortar gaming entertainment properties ("gaming entertainment properties"). Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates, which are 50% or less owned and where we have significant influence and do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for voting interest or variable interest entities, are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2024	2023	2023	2022
Cash and cash equivalents	$280,783	$304,271	$260,787	$283,472
Restricted cash	3,946	3,659	11,615	11,593
Total cash, cash equivalents and restricted cash	$284,729	$307,930	$272,402	$295,065

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Food & beverage	$31,785	$29,336	$62,453	$57,595
Room	15,668	15,346	30,340	30,494
Other	2,348	2,061	4,373	3,937

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $130.2 million and $129.7 million for the three months ended June 30, 2024 and 2023, respectively, and were $256.9 million and $259.8 million for the six months ended June 30, 2024 and 2023, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $3.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $5.6 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

In performing our second quarter 2023 valuation allowance analysis, we determined that the positive evidence in favor of releasing a portion of our valuation allowance for certain state jurisdictions, outweighed the negative evidence. We utilize a rolling twelve quarters of pre-tax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended June 30, 2023. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended June 30, 2023 provided positive evidence that supported the release of the valuation allowance against a significant portion of our state deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized. As a result, during the second quarter of 2023, we released $35.9 million of valuation allowance on our state income tax net operating loss carryforwards and other deferred tax assets.

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

The IRS has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and is early in the process. As of  June 30, 2024, and for the three and six months then ended, there were no changes to our unrecognized tax benefits to date.

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting operator, to pursue sports-betting opportunities across the country, both at our gaming entertainment properties and online. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our gaming entertainment properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas gaming entertainment properties, our gaming entertainment properties in Mississippi and all of the gaming entertainment properties in the states where we offer online sports wagering. Under our online collaborative arrangements with FanDuel and other third parties, we receive a revenue share from FanDuel or the other third-party operators based on actual wagering wins and losses. The activities under these collaborative arrangements related to online wagering, are recorded in online revenue and online expense on the condensed consolidated statements of operations. The activities under these collaborative arrangements related to sportsbooks at our gaming entertainment properties, are recorded in gaming revenue and gaming expense.

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $103.5 million and $63.3 million for the three months ended June 30, 2024 and 2023, respectively, and $219.5 million and $159.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Land	$338,469	$338,469
Buildings and improvements	3,361,145	3,237,863
Furniture and equipment	1,844,689	1,742,666
Riverboats and barges	241,825	241,826
Construction in progress	149,124	182,710
Total property and equipment	5,935,252	5,743,534
Less accumulated depreciation	(3,309,125)	(3,201,022)
Property and equipment, net	$2,626,127	$2,542,512

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Depreciation expense	$61,553	$58,066	$120,376	$115,465

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2024
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.5	$3,925	$(3,905)	$—	$—	$20
Host agreements	8.9	58,000	(23,522)	—	—	34,478
Development agreement	5.1	21,373	(5,724)	—	—	15,649
Developed technology	7.9	41,684	(6,704)	—	(22)	34,958
B2B relationships	5.5	28,000	(6,523)	—	(4)	21,473
B2C relationships	10.3	13,000	(1,806)	—	—	11,194
		165,982	(48,184)	—	(26)	117,772

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(253,974)	—	1,090,147
		1,577,981	(33,960)	(286,249)	—	1,257,772
Balances, June 30, 2024		$1,743,963	$(82,144)	$(286,249)	$(26)	$1,375,544

	December 31, 2023
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.1	$35,050	$(35,010)	$—	$—	$40
Host agreements	9.4	58,000	(21,589)	—	—	36,411
Development agreement	5.6	21,373	(4,198)	—	—	17,175
Developed technology	8.5	39,981	(4,482)	—	225	35,724
B2B relationships	6.0	28,000	(4,566)	—	52	23,486
B2C relationships	10.8	13,000	(1,264)	—	—	11,736
		195,404	(71,109)	—	277	124,572

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(243,474)	—	1,100,647
		1,577,981	(33,960)	(275,749)	—	1,268,272
Balances, December 31, 2023		$1,773,385	$(105,069)	$(275,749)	$277	$1,392,844

The following table presents the future amortization expense for our amortizing intangible assets as of  June 30, 2024:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Total
For the year ending December 31,
2024 (excluding six months ended June 30, 2024)	$20	$1,934	$1,527	$2,380	$1,953	$541	$8,355
2025	—	3,867	3,053	4,718	3,914	1,083	16,635
2026	—	3,867	3,053	4,623	3,914	1,083	16,540
2027	—	3,867	3,053	4,622	3,914	1,083	16,539
2028	—	3,867	3,053	4,365	3,914	1,083	16,282
Thereafter	—	17,076	1,910	14,250	3,864	6,321	43,421
Total future amortization	$20	$34,478	$15,649	$34,958	$21,473	$11,194	$117,772

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

______________________________________________________________________________________________________

During the six months ended June 30, 2024, as a result of our first quarter 2024 impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations.

Goodwill consists of the following:

	June 30, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	(82,000)	94	12,131
Managed & Other	30,529	—	(30,529)	—	—
Balances, June 30, 2024	$1,361,399	$(6,134)	$(408,078)	$94	$947,281

	December 31, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	(82,000)	154	12,191
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2023	$1,361,399	$(6,134)	$(408,078)	$154	$947,341

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Payroll and related	$65,829	$82,327
Interest	17,951	17,841
Gaming	68,810	68,749
Player loyalty program	19,784	23,850
Advance deposits	15,969	15,511
Outstanding chips	6,772	8,164
Dividends payable	15,736	15,508
Operating leases	98,622	98,867
Other	106,808	96,562
Total accrued liabilities	$416,281	$427,379

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

______________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2024
	Interest		Unamortized
	Rates at		Origination
	June 30,	Outstanding	Fees and	Long-Term
(In thousands)	2024	Principal	Costs	Debt, Net
Credit facility	7.161%	$1,087,600	$(11,249)	$1,076,351
4.750% senior notes due 2027	4.750%	1,000,000	(6,818)	993,182
4.750% senior notes due 2031	4.750%	900,000	(9,437)	890,563
Other	5.208%	416	—	416
Total long-term debt		2,988,016	(27,504)	2,960,512
Less current maturities		44,416	—	44,416
Long-term debt, net		$2,943,600	$(27,504)	$2,916,096

	December 31, 2023
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2023	Principal	Costs	Debt, Net
Credit facility	7.164%	$1,046,300	$(13,403)	$1,032,897
4.750% senior notes due 2027	4.750%	1,000,000	(7,792)	992,208
4.750% senior notes due 2031	4.750%	900,000	(10,111)	889,889
Other	5.208%	504	—	504
Total long-term debt		2,946,804	(31,306)	2,915,498
Less current maturities		44,275	—	44,275
Long-term debt, net		$2,902,529	$(31,306)	$2,871,223

The outstanding principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Revolving Credit Facility	$255,000	$180,000
Term A Loan	781,000	803,000
Swing Loan	51,600	63,300
Total outstanding principal amounts	$1,087,600	$1,046,300

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $255.0 million and $51.6 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,130.0 million as of June 30, 2024.

Covenant Compliance

As of  June 30, 2024, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

___________________________________________________________________________________________________

___

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a development agreement and a management agreement with Wilton Rancheria. The development agreement obligated us to fund certain pre-development costs to assist Wilton Rancheria in its development and oversight of the gaming facility construction. The pre-development costs financed by us were to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% with payment timing and the payment amount subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria’s third-party credit agreement that provided funding for the construction project. Given the significant barriers of the project, a majority of the advances made during the 10-year period prior to the Sky River Casino opening were historically reserved in full when advanced. The Sky River Casino opened on August 15, 2022 and after generating cash flows from operations, we updated our evaluation of expected losses on the note receivable which resulted in a partial release of the allowance during the fourth quarter of 2022. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter of 2023, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expected to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in the first quarter of 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction was thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and  $14.3 million is recorded in interest income, both reflected in the condensed consolidated statement of operations for the six months ended June 30, 2023. The Company received  $0.2  million in principal payments and $0.2  million in interest due under the note receivable during the  six months ended June 30, 2024, and  $49.7  million in principal payments and $8.5  million in interest due under the note receivable during the  six months ended June 30, 2023. As of  June 30, 2024, the principal and interest outstanding on the note receivable was fully repaid. Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $21.3 million and  $17.4 million for our management services for the three months ended June 30, 2024 and 2023, respectively, and  $43.5 million and  $37.5 million for the six months ended June 30, 2024 and 2023, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

Commitments
As of June 30, 2024, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on each of  June 1, 2022,  May 4, 2023 and May 9, 2024. As of  June 30, 2024,  $545.1 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Shares repurchased (2)	3,144	1,492	4,802	3,219
Total cost, including brokerage fees (3)	$175,686	$100,028	$281,186	$206,356
Average repurchase price per share (4)	$55.88	$67.02	$58.55	$64.11

(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2024 and 2023. These amounts exclude repurchases, if any, traded but not yet settled on or before June 30, 2024 and 2023, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 8, 2022	December 19, 2022	January 15, 2023	$0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Gaming	$289	$307	$524	$528
Food & beverage	55	59	100	101
Room	27	28	48	48
Selling, general and administrative	1,471	1,563	2,663	2,683
Corporate expense	8,523	10,241	13,890	16,657
Total share-based compensation expense	$10,365	$12,198	$17,225	$20,017

Performance Shares

Our stock incentive plan provides for the issuance of Performance Share Units ("PSU") grants which may be earned, in whole or in part, upon the passage of time and the attainment of performance criteria. We periodically review our estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust our stock compensation expense accordingly.

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

The PSU grant awarded in July 2021 resulted in a total of 241,277 shares being issued during the first quarter of 2024, representing approximately 1.94 shares per PSU. Of the 241,277 shares issued, a total of 94,862 were surrendered by the participants for payroll taxes, resulting in a net issuance of 146,415 shares due to the vesting of the 2021 grant. The actual achievement level under the award metrics approximated the estimated performance as of the year-end 2023; therefore, the vesting of the PSUs had minimal impact to compensation costs of $0.8 million in our condensed consolidated statement of operations for the six months ended June 30, 2024.

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

Unamortized Stock Compensation Expense and Recognition Period

As of June 30, 2024, there was approximately $15.6 million, $5.7 million and $1.7 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of June 30, 2024, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.3 years, 2.3 years and 3.5 years, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$280,783	$280,783	$—	$—
Restricted cash	3,946	3,946	—	—
Investment available for sale	12,495	—	—	12,495

	December 31, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$304,271	$304,271	$—	$—
Restricted cash	3,659	3,659	—	—
Investment available for sale	13,327	—	—	13,327

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  June 30, 2024 and December 31, 2023.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $16.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  June 30, 2024 and December 31, 2023. The significant unobservable input used to determine fair value of the instrument in the discounted cash flows analysis at  June 30, 2024 and  December 31, 2023 is a discount rate of 12.8% and 12.4%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statements of other comprehensive income. As of  June 30, 2024 and December 31, 2023, $0.8 million and $0.7 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  June 30, 2024 and December 31, 2023, $11.7 million and $12.6 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.9 million and $2.0 million as of  June 30, 2024 and December 31, 2023, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of reporting period	$13,550	$14,348	$13,327	$13,670
Total gains (realized or unrealized):
Included in interest income	45	44	89	87
Included in other comprehensive income (loss)	(370)	(497)	(191)	138
Purchases, sales, issuances and settlements:
Settlements	(730)	(680)	(730)	(680)
Balance at end of reporting period	$12,495	$13,215	$12,495	$13,215

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

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

The fair value of indefinite-lived intangible assets, classified in the fair value hierarchy as Level 3, is utilized in performing the Company's impairment analyses. The value of our gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model which utilized Level 3 inputs.

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable. As of June 30, 2024, the outstanding principal balance under the note receivable was paid in full.

	June 30, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$19,121	$16,924	$22,101	Level 3

	December 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$419	$419	$419	Level 3
Liabilities
Obligation under assessment arrangements	20,199	17,752	23,282	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,087,600	$1,076,351	$1,066,123	Level 2
4.750% senior notes due 2027	1,000,000	993,182	957,500	Level 1
4.750% senior notes due 2031	900,000	890,563	815,625	Level 1
Other	416	416	416	Level 3
Total debt	$2,988,016	$2,960,512	$2,839,664

	December 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,046,300	$1,032,897	$1,021,206	Level 2
4.750% senior notes due 2027	1,000,000	992,208	957,500	Level 1
4.750% senior notes due 2031	900,000	889,889	819,000	Level 1
Other	504	504	504	Level 3
Total debt	$2,946,804	$2,915,498	$2,798,210

The estimated fair value of our obligation under assessment arrangements is based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The fair value of our note receivable as of  December 31, 2023, was estimated to equal its carrying value after consideration of the expected repayment timing of the remaining balance. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  June 30, 2024 and December 31, 2023. The estimated fair values of our senior notes are based on quoted market prices as of  June 30, 2024 and December 31, 2023. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2024 and 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

______________________________________________________________________________________________________

NOTE 9.    SEGMENT INFORMATION

The Company has the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties, which are each also operating segments, that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of Boyd Interactive and our online gaming operations through collaborative arrangements with third parties throughout the United States, both of which are also operating segments. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator.

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

(1) Due to the current levels of demand in the market, Eastside Cannery has remained closed since March 18, 2020, when it closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus.

(2) Property is subject to a master lease agreement with a real estate investment trust.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and Adjusted EBITDAR related to the online operations in our Online segment. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency and captive insurance company as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended June 30, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$162,915	$23,373	$24,697	$—	$—	$14,069	$225,054
Downtown Las Vegas	36,725	11,085	6,893	—	—	2,998	57,701
Midwest & South	440,296	42,536	21,005	—	—	17,913	521,750
Online	—	—	—	129,930	—	—	129,930
Managed & Other	10,891	—	—	—	21,252	934	33,077
Total Revenues	$650,827	$76,994	$52,595	$129,930	$21,252	$35,914	$967,512

	Three Months Ended June 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$171,986	$22,219	$23,295	$—	$—	$13,440	$230,940
Downtown Las Vegas	34,432	10,142	5,636	—	—	2,781	52,991
Midwest & South	443,440	38,005	20,830	—	—	16,571	518,846
Online	—	—	—	85,002	—	—	85,002
Managed & Other	10,871	—	—	—	17,446	854	29,171
Total Revenues	$660,729	$70,366	$49,761	$85,002	$17,446	$33,646	$916,950

	Six Months Ended June 30, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$324,371	$45,795	$50,453	$—	$—	$30,057	$450,676
Downtown Las Vegas	70,446	21,500	13,461	—	—	5,825	111,232
Midwest & South	868,537	82,338	37,628	—	—	34,013	1,022,516
Online	—	—	—	276,100	—	—	276,100
Managed & Other	21,604	—	—	—	43,497	2,408	67,509
Total Revenues	$1,284,958	$149,633	$101,542	$276,100	$43,497	$72,303	$1,928,033

	Six Months Ended June 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$348,307	$44,982	$48,676	$—	$—	$29,245	$471,210
Downtown Las Vegas	70,849	20,639	12,485	—	—	5,575	109,548
Midwest & South	883,525	76,329	38,665	—	—	32,500	1,031,019
Online	—	—	—	207,865	—	—	207,865
Managed & Other	22,356	—	—	—	37,476	1,442	61,274
Total Revenues	$1,325,037	$141,950	$99,826	$207,865	$37,476	$68,762	$1,880,916

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Adjusted EBITDAR
Las Vegas Locals	$109,253	$118,395	$219,691	$244,555
Downtown Las Vegas	22,018	19,652	39,833	42,019
Midwest & South	195,455	201,833	376,449	400,517
Online	17,057	13,400	37,533	34,023
Managed & Other	23,140	19,546	47,921	41,097
Corporate expense	(22,732)	(21,464)	(46,750)	(43,703)
Adjusted EBITDAR	344,191	351,362	674,677	718,508
Other operating costs and expenses
Deferred rent	163	177	324	354
Master lease rent expense	27,852	27,099	55,087	53,927
Depreciation and amortization	65,677	62,220	128,590	123,780
Share-based compensation expense	10,365	12,198	17,225	20,017
Project development, preopening and writedowns	7,586	5,201	10,607	(13,673)
Impairment of assets	—	—	10,500	4,537
Other operating items, net	5,442	438	5,853	658
Total other operating costs and expenses	117,085	107,333	228,186	189,600
Operating income	227,106	244,029	446,491	528,908
Other expense (income)
Interest income	(403)	(2,715)	(849)	(20,860)
Interest expense, net of amounts capitalized	42,949	42,715	85,258	86,581
Other, net	50	522	100	626
Total other expense, net	42,596	40,522	84,509	66,347
Income before income taxes	184,510	203,507	361,982	462,561
Income tax provision	(44,665)	(11,053)	(85,664)	(70,376)
Net income	$139,845	$192,454	$276,318	$392,185

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2024	2023
Assets
Las Vegas Locals	$1,625,829	$1,634,732
Downtown Las Vegas	289,557	295,494
Midwest & South	3,829,675	3,805,301
Online	135,816	155,356
Managed & Other	118,122	124,161
Corporate	262,421	258,082
Total Assets	$6,261,420	$6,273,126

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2024. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties, which are each also operating segments, that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of Boyd Interactive and our online gaming operations through collaborative arrangements with third parties throughout the United States, both of which are also operating segments. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner").

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

(1) Due to the current levels of demand in the market, Eastside Cannery has remained closed since March 18, 2020, when it closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus.

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

Most of our gaming entertainment properties also include hotel, dining, sportsbook, retail and other amenities. Our main business emphasis is on slot revenues, which highly depends on the number of visits and spending levels of customers at our properties.

Our gaming entertainment properties have historically generated significant operating cash flow, with the majority of our revenue being cash-based. While we do provide casino credit and the ability to transfer digital funds from a player's cashless "BoydPay" wallet, subject to certain gaming regulations and jurisdictions, most of our customers wager with cash and pay for non-gaming services with cash or by credit card.

Our industry is capital intensive, and we rely heavily on the ability of our operations to generate operating cash flow to fund maintenance capital expenditures, pay income taxes, repay debt financing and associated interest costs, repurchase our debt or equity securities, pay dividends, and provide excess cash for future development and to help fund acquisitions.

Our Strategy

Our strategy is to increase shareholder value by pursuing strategic initiatives that improve and grow our business.

Growing Revenues and Operating Efficiently

We are committed to growing revenues and building loyalty among core customers through targeted marketing investments with a focus on maximizing gaming revenues while operating as efficiently as possible.

Balance Sheet Strength

We are committed to maintaining a strong balance sheet and finding opportunities to diversify and increase our cash flow. We are also committed to a balanced capital allocation approach with our cash flows, with a current emphasis on investing in our business and returning capital to shareholders.

Evaluating Acquisition and Growth Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business, are available at the right price and deliver a solid return for shareholders. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, developing new properties, expanding and enhancing online sports wagering and online casino offerings as they are legalized in and around the states we operate today, and asset acquisitions.

Maintaining Our Brand

The ability of our Team Members to deliver great customer service helps distinguish our Company and our brands from our competitors. Our Team Members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding through our "Boyd Rewards" loyalty program. Our players use their Boyd Rewards cards to earn and redeem points at all of our gaming entertainment properties and online casino gaming offerings. Boyd Rewards, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and monetary discounts, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

Commitment to Corporate Social Responsibility ("CSR")

We fulfill our commitment to CSR through four core pillars: Environment, People, Communities and Corporate Governance. We invest in the well-being of our communities and future generations through economic contributions and endeavor to reduce our carbon footprint, strive to be an employer of choice where every Team Member is treated with dignity and respect, and promote a culture of conducting business with the highest level of integrity.

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our gaming entertainment properties. These key performance measures include the following:

•

Gaming revenue measures: slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash, including digital funds transferred from the players' cashless "BoydPay" wallet, deposited in table games drop boxes, plus the sum of markers issued at all table games, are measures of volume and/or market share. Slot win and table game hold, which means the amount of wagers on slot machines and table games, respectively, retained by us and recorded as gaming revenues, and represents the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win percentage and table game hold percentage, which are not fully controllable by us, represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Total revenues	$967.5	$917.0	$1,928.0	$1,880.9
Operating income	227.1	244.0	446.5	528.9
Net income	139.8	192.5	276.3	392.2

Total Revenues

Total revenues for the three months ended June 30, 2024 increased by $50.6 million, or 5.5%, compared to the prior year comparable period, primarily due to an increase in online revenue of $44.9 million, which was driven by an increase of $40.3 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the three months ended June 30, 2024, as compared to the prior year comparable period. While gaming revenues declined by $9.9 million for the three months ended June 30, 2024, compared to the prior year comparable period, and had the second largest impact on revenues, food & beverage revenues increased by $6.6 million over the same period and helped offset the gaming revenue decline.

Total revenues for the six months ended June 30, 2024 increased by $47.1 million, or 2.5%, compared to the prior year comparable period, primarily due to the following: (i) an increase in online revenue of $68.2 million, which was driven by an increase of $60.3 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the six months ended June 30, 2024, as compared to the prior year comparable period; (ii) an increase in food & beverage revenue of $7.7 million primarily due to an increase in average guest check of 6.1%; (iii) an increase of $6.0 million related to the Sky River Casino management fee; and (iv) offset by a decrease in gaming revenue of $40.1 million. The gaming revenue decline was primarily driven by the first quarter, which contributed to $30.2 million of the gaming revenue decline for the first six months of the year. Further, more than half of the $40.1 million gaming revenue decline through the first six months of the year, or $23.0 million, was related to January as severe winter storms impacted the Midwest & South segment in January. In addition, gaming revenues were down from the prior year due to decreased visitation in the current year in our Las Vegas segments as the first quarter of 2023, and January in particular, was strengthened by increased visitation to Las Vegas. We also saw the competitive pressures from the first quarter driven by a new competitor that opened in our Las Vegas Locals market continue into the second quarter and contribute to the year over year gaming revenue declines. Excluding impacts in January and competitive pressures in the Las Vegas Locals market, for the remainder of the six months ended June 30, 2024, we saw growth in play from our core customer while the retail customer was relatively flat over the prior year.

Operating Income

Operating income decreased by $16.9 million, or 6.9%, for the three months ended June 30, 2024, compared to the prior year comparable period, primarily due to the gaming revenue decline of $9.9 million. While food & beverage revenue growth over the same period helped offset the gaming revenue decline, the significantly lower margin on food & beverage was not able to offset the gaming operating income decline. In addition, while online revenues grew $44.9 million, $40.3 million of the online revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is recorded as an expense. Operating income was also unfavorably impacted by $3.9 million in project development expenses related to the opening of the Treasure Chest land-based casino and $1.1 million of demolition costs.

Operating income for the six months ended June 30, 2024 decreased by $82.4 million, or 15.6%, compared to the prior year comparable period, primarily due to the $40.1 million gaming revenue decline, as discussed above. In addition, while online revenues grew $68.2 million, $60.3 million of the online revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is also recorded as an expense. Operating income was also unfavorably impacted by: (i) $4.1 million in project development expenses related to the opening of the Treasure Chest land-based casino; (ii) $3.0 million of demolition costs; and (iii) a $6.0 million increase in impairment of assets over the prior year comparable period as the Company recorded an impairment charge of $10.5 million during the six months ended June 30, 2024 related to a gaming license right in the Midwest & South segment, compared to a $4.5 million impairment charge related to goodwill in the Managed & Other category during the six months ended June 30, 2023. Finally, in the prior year, operating income was favorably impacted by a $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") for development advances over the 10 years prior to the Sky River Casino opening as we evaluated the current expected credit losses after an amendment to Wilton Rancheria’s third-party construction loan in March 2023 that allowed for payments to us to begin in March 2023.

Net Income
Net income de creased  $52.6  million for the three months ended  June 30, 2024 , compared to the prior year comparable period, primarily due to an increase in the income tax provision of $33.6 million due to the release of state tax valuation allowances of $35.9 million in the prior year and the $16.9 million decrease in operating income, as discussed above.

Net income de creased $115.9  million for the six months ended June 30, 2024 , compared to the prior year comparable period, primarily due to the $82.4 million decrease in operating income, as discussed above. In addition, interest income decreased $20.0 million during the six months ended June 30, 2024, due to an adjustment to the expected loss for interest on the Wilton Note that impacted interest income favorably during the six months ended June 30, 2023 and interest earned on the Wilton Note during the six months ended June 30, 2023. Finally, net income decreased due to a $15.3 million increase in the income tax provision as the six months ended June 30, 2023 benefited from the release of state tax valuation allowances of $35.9 million in the prior year and was offset by the operational performance decline and lower resulting taxes during the six months ended June 30, 2024.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  67% and 72% of revenues for the three months ended  June 30, 2024 and 2023, respectively, and  67% and  70% of revenues for the  six months ended June 30, 2024 and 2023, respectively.  Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating  13% and  9% of revenues for the three months ended  June 30, 2024  and 2023 , respectively, and 14% and 11% of revenues for the  six months ended June 30, 2024 and 2023, respectively.  Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
REVENUES
Gaming	$650.8	$660.7	$1,285.0	$1,325.0
Food & beverage	77.0	70.4	149.6	141.9
Room	52.6	49.8	101.5	99.8
Online	129.9	85.0	276.1	207.9
Management fee	21.3	17.4	43.5	37.5
Other	35.9	33.7	72.3	68.8
Total revenues	$967.5	$917.0	$1,928.0	$1,880.9

DEPARTMENTAL OPERATING EXPENSES
Gaming	$252.1	$250.0	$497.8	$499.8
Food & beverage	63.2	58.6	125.1	118.0
Room	19.3	18.6	38.1	35.7
Online	112.7	71.4	238.2	173.4
Other	13.2	11.0	26.2	22.6
Total departmental operating expenses	$460.5	$409.6	$925.4	$849.5

MARGINS
Gaming	61.3%	62.2%	61.3%	62.3%
Food & beverage	17.9%	16.8%	16.4%	16.8%
Room	63.3%	62.7%	62.5%	64.2%
Online	13.2%	16.0%	13.7%	16.6%
Other	63.2%	67.4%	63.8%	67.2%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $9.9 million, or 1.5%, during the three months ended June 30, 2024, compared to the prior year comparable period, was primarily due to a decline in table game hold of 5.8%.

The decrease in gaming revenues of $40.1 million, or 3.0%, during the six months ended June 30, 2024, compared to the prior year comparable period, was primarily due to declines in slot handle of 1.7%, slot win of 1.1% and table game hold of 5.7%. Gaming revenues were impacted by winter storms throughout the Midwest & South in January, market softness during the first quarter in our Las Vegas Locals segment, competitive pressures through the first two quarters in the Las Vegas Locals segment after a new competitor entered the market in December 2023, and increased visitation in our Las Vegas segments in the prior year, particularly in the first quarter, all as discussed above.

Food & Beverage

Food & beverage revenues increased $6.6 million, or 9.4%, and $7.7 million, or 5.4%, during the three and six months ended June 30, 2024, respectively, compared to the prior year comparable periods, primarily due to an increase in average guest check of 6.0% and 6.1%, respectively.

Room

Room revenues increased $2.8 million, or 5.7%, and $1.7 million, or 1.7%, during the three and six months ended June 30, 2024, compared to the prior year comparable periods, primarily due to an increase in hotel occupancy rate of 2.0% and 0.6%, respectively.

Online

Online revenuesincreased $44.9 million and $68.2 million during the three and six months ended June 30, 2024, respectively, compared to the prior year comparable periods, primarily driven by an increase of $40.3 million and $60.3 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the three and six months ended June 30, 2024, respectively, as compared to the prior year comparable periods.

Management fee

Management fee revenues during the three months ended June 30, 2024 and 2023 of $21.3 million and $17.4 million, respectively, and during the six months ended June 30, 2024 and 2023 of $43.5 million and $37.5 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $2.3 million, or 6.7%, and $3.5 million, or 5.1%, during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine each property's profitability based on Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties comprising our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency and captive insurance company in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees, are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by our Reportable Segments and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Total revenues
Las Vegas Locals	$225.1	$230.9	$450.7	$471.2
Downtown Las Vegas	57.7	53.0	111.2	109.5
Midwest & South	521.7	518.9	1,022.5	1,031.0
Online	129.9	85.0	276.1	207.9
Managed & Other	33.1	29.2	67.5	61.3
Total revenues	$967.5	$917.0	$1,928.0	$1,880.9

Adjusted EBITDAR (1)
Las Vegas Locals	$109.2	$118.4	$219.7	$244.6
Downtown Las Vegas	22.0	19.7	39.8	42.0
Midwest & South	195.5	201.8	376.5	400.5
Online	17.1	13.4	37.5	34.0
Managed & Other	23.1	19.6	47.9	41.1
Corporate expense	(22.7)	(21.5)	(46.7)	(43.7)
Adjusted EBITDAR	$344.2	$351.4	$674.7	$718.5

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $5.9 million, or 2.5%, during the three months ended June 30, 2024, as compared to the prior year comparable period, due primarily to a $9.1 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 11.9%, table game drop of 2.1%, slot handle of 2.8% and slot win of 2.3% from the prior year comparable period. As discussed earlier, the Las Vegas Locals segment was impacted by competitive pressures with a new competitor recently entering the market. Absent these competitive pressures, the Las Vegas Locals segment performed in-line with the overall market on a same-store basis. Offsetting the decline in gaming revenues, was an increase in room revenue of $1.4 million, which was driven by an increase in hotel occupancy rate of 2.6%, and an increase in food & beverage revenue of $1.2 million, which was primarily due to an increase in average guest check of 7.3%.

Total revenues decreased by $20.5 million, or 4.4%, during the six months ended June 30, 2024, compared to the prior year comparable period, due primarily to a $23.9 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 11.5%, slot handle of 4.4% and slot win of 3.9% from the prior year comparable period. As discussed earlier, the Las Vegas Locals segment was impacted by competitive pressures with a new competitor recently entering the market and overall market softness in the first quarter. Offsetting the decline in gaming revenues, was an increase in room revenue of $1.8 million, which was driven by an increase in hotel occupancy rate of 1.7%.

Adjusted EBITDAR decreased by  $9.1  million, or 7.7%, and $24.9  million, or 10.2%, during the three and six months ended June 30, 2024 , as compared to the prior year comparable period, due primarily to the gaming revenues decline discussed above.

Downtown Las Vegas

Total revenues increased by $4.7 million, or 8.9%, during the three months ended June 30, 2024, as compared to the prior year comparable period, reflecting revenue increases in all departmental categories. Gaming revenues increased $2.3 million primarily due to increases in table game drop of 17.4%, slot win of 10.3% and slot handle of 7.3%. In addition, room revenue increased $1.3 million, which was driven by a 7.6% increase in occupied rooms by the Hawaiian customer. As airfares normalized from the elevated levels that occurred in the first quarter, Hawaiian visitation recovered in the second quarter. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market.

Total revenues increased by  $1.7  million, or 1.5%, during the six months ended June 30, 2024, compared to the prior year comparable period, reflecting revenue increases in all departmental categories, except for gaming revenues which declined by $0.4 million. Room revenues increased $1.0 million as the hotel occupancy rate increased 6.3% and food & beverage revenues increased $0.9 million as average guest check increased 4.2%. These increases were primarily attributable to our recently completed renovation and expansion at the Fremont Hotel & Casino and the hotel remodel at Main Street Station Hotel and Casino.

Adjusted EBITDAR increased by $2.4  million, or 12.0% , during the three months ended  June 30, 2024 , as compared to the prior year comparable period, primarily due to the revenue increase discussed above as the segment benefited from our recent property investments and Hawaiian visitation recovery, both as discussed above.

Adjusted EBITDAR decreased by  $2.2  million, or 5.2% , during the six months ended June 30, 2024 , compared to the prior year comparable period, primarily due to wage increases as we completed our efforts in 2023 to increase the hourly minimum rate to $15 per hour for all non-tipped, non-represented positions in the prior year and also property insurance cost increases.

Midwest & South

Total revenues increased by $2.9 million, or 0.6%, during the three months ended June 30, 2024, as compared to the corresponding period of the prior year, due primarily to a $4.5 million increase in food & beverage revenue, which was driven by a 6.3% increase in average guest check. Offsetting the increase in food & beverage revenue, is a $3.1 million decline in gaming revenues, which was primarily due to a decline in table game hold of 3.8%.

Total revenues decreased by $8.5 million, or 0.8%, during the six months ended June 30, 2024, compared to the prior year comparable period, primarily due to a $15.0 million decline in gaming revenues. The gaming revenues decline is primarily driven by the severe winter storms across the segment in the first quarter of 2024, specifically January. Offsetting the gaming revenue decline, is a food & beverage revenue increase of $6.0 million, which is driven by a 6.2% increase in average guest check.

Adjusted EBITDAR decreased by $6.4 million, or 3.2%, during the three months ended June 30, 2024, as compared to the corresponding prior year period, due primarily to continued cost pressures and specifically an increase in property insurance and wages, as we completed our efforts in 2023 to increase the hourly minimum rate to $15 per hour for all non-tipped, non-represented positions throughout the prior year.

Adjusted EBITDAR decreased by $24.1 million, or 6.0%, during the six months ended June 30, 2024, compared to the prior year comparable period, primarily due to the gaming revenues decline, as discussed above, as well as property insurance and wage increases as we increased the minimum wage in the prior year, as discussed above.

Online

Online revenues increased $44.9 million and $68.2 million during the three and six months ended June 30, 2024, respectively, as compared to the prior year comparable periods, primarily driven by an increase of $40.3 million and $60.3 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the three and six months ended June 30, 2024, respectively, as compared to the prior year comparable periods.

Adjusted EBITDAR increased $3.7 million and $3.5 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year, due primarily to continued growth in revenues under our market access agreements, particularly in Pennsylvania. As discussed earlier, there is an equal amount of expense recorded for the revenue recorded related to the reimbursement of gaming taxes and other expenses, thus resulting in no impact to EBITDAR.

Managed & Other
During the  three and six months ended June 30, 2024 , total revenues increased by  $3.9 million and  $6.2 million, respectively, and Adjusted EBITDAR increased by $3.6 million and  $6.8 million, respectively, as compared to the corresponding period of the prior year, primarily due to a $3.8 million and $6.0 million increase in Sky River Casino management fees for the  three and six months ended June 30, 2024 , respectively, compared to the prior year comparable periods.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Selling, general and administrative	$105.1	$99.1	$213.3	$199.4
Master lease rent expense	27.9	27.1	55.1	53.9
Maintenance and utilities	36.9	37.6	71.7	73.6
Depreciation and amortization	65.7	62.2	128.6	123.8
Corporate expense	31.3	31.7	60.6	60.4
Project development, preopening and writedowns	7.6	5.2	10.6	(13.7)
Impairment of assets	—	—	10.5	4.5
Other operating items, net	5.4	0.4	5.9	0.7

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, were  10.9% and 10.8% during the three months ended June 30, 2024 and 2023, respectively, and  11.1% and  10.6% during the six months ended June 30, 2024  and 2023 , respectively. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expenses were impacted by increased wages and property insurance costs during the three and six months ended June 30, 2024 .

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $27.9 million and $27.1 million during the three months ended June 30, 2024 and 2023, respectively, and  $55.1 million and  $53.9 million during the six months ended June 30, 2024 and 2023, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained generally consistent at 3.8% and  4.1% during the three months ended June 30, 2024 and 2023, respectively, and  3.7% and  3.9% during the six months ended June 30, 2024 and 2023, respectively.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of revenues, remained generally consistent at 6.8% during both the  three months ended June 30, 2024 and 2023 , and 6.7% and 6.6% during the six months ended June 30, 2024 and 2023 , respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented  3.2%  and  3.5% of revenues during the three months ended June 30, 2024 and 2023 , respectively, and 3.1% and 3.2% of revenues during the six months ended June 30, 2024 and 2023 , respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended June 30, 2024 , the Company incurred $5.9 million in project development and preopening cost, primarily related to the opening of the Treasure Chest land-based casino, and $1.1 million in demolition costs. During the three months ended  June 30, 2023 , the Company incurred $4.1 million related to preopening costs. During the six months ended June 30, 2024 , the Company incurred $6.9 million in project development and preopening costs, primarily related to the opening of the Treasure Chest land-based casino, and $3.0 million in demolition costs. During the six months ended June 30, 2023 , the Company benefited from a $20.1 million reduction of the allowance on the Wilton Note for development advances over the 10 years prior to Sky River Casino opening offset by preopening costs of $5.0 million.

Impairment of Assets

During the six months ended June 30, 2024, as a result of our first quarter impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. During the six months ended June 30, 2023, as a result of our first quarter impairment review, the Company recorded an impairment charge of $4.5 million for goodwill related to our Managed & Other category.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, certain non-recurring litigation charges, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Interest expense, net of capitalized interest and interest income	$42.5	$40.0	$84.4	$65.7
Average long-term debt balance (1)	2,917.0	2,966.0	2,906.0	3,000.6
Weighted average interest rates	5.6%	5.4%	5.6%	5.4%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2024, increased $2.5 million, or 6.4%, from the prior year comparable period primarily due to a $2.3 million interest income decline due to a reduction in interest earned on the Wilton Note during the three months ended June 30, 2024, as the principal outstanding under the Wilton Note was fully repaid in the first quarter of 2024. Interest expense, net of capitalized interest and interest income for the six months ended June 30, 2024, increased $18.7 million, or 28.4%, from the prior year comparable period primarily due to a $20.0 million interest income decline driven by a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note during the six months ended June 30, 2023. With the full repayment of outstanding principal under the Wilton Note during the first quarter of 2024, interest earnings related to the Wilton Note were minimal in the current year.

Income Taxes

The effective tax rates during the six months ended June 30, 2024 and 2023 were 23.7% and 15.2%, respectively. Our tax rate for the six months ended June 30, 2024, was unfavorably impacted by state taxes, nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by excess tax benefits and tax credits. Our tax rate for the six months ended June 30, 2023, was favorably impacted by a $35.9 million release of state valuation allowances, the inclusion of excess tax benefits which were partially offset by the unfavorable impact of state taxes and certain nondeductible expenses, as a component of the provision for income taxes.

The Internal Revenue Service ("IRS") has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and is early in the process. As of June 30, 2024, and for the three and six months then ended, there were no changes to our unrecognized tax benefits to date.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2024 and December 31, 2023, we had balances of cash and cash equivalents of $280.8 million and $304.3 million, respectively. In addition, we held restricted cash balances of $3.9 million and $3.7 million at June 30, 2024 and December 31, 2023, respectively. Our working capital deficit at June 30, 2024 and December 31, 2023, was $102.0 million and $67.0 million, respectively.

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

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective maintenance capital or development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2024	2023
Net cash provided by operating activities	$463.8	$463.3

Cash flows from investing activities
Capital expenditures	(204.0)	(171.4)
Payments received on note receivable	0.2	49.7
Other investing activities	(1.7)	(2.3)
Net cash used in investing activities	(205.5)	(124.0)

Cash flows from financing activities
Net borrowings (payments) under credit facility	41.3	(109.3)
Share-based compensation activities	(9.6)	(14.4)
Shares repurchased and retired	(281.2)	(206.4)
Dividends paid	(31.8)	(31.8)
Other financing activities	(0.1)	(0.1)
Net cash used in financing activities	(281.4)	(362.0)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	—
Decrease in cash, cash equivalents and restricted cash	$(23.2)	$(22.7)

Cash Flows from Operating Activities

During the six months ended June 30, 2024 and 2023, we generated consistent operating cash flows of $463.8 million and $463.3 million, respectively.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2024, we incurred net cash outflows for investing activities of $205.5 million comprised of capital expenditures of $204.0 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, slot machines, IT equipment and building projects at various properties. During the six months ended June 30, 2023, we incurred net cash outflows for investing activities of $124.0 million comprised of capital expenditures of $171.4 million, primarily related to our Treasure Chest land-based casino project, Fremont food hall, slot floor expansion and renovation, various guest room remodels, slot machines, IT equipment and building projects at various properties, offset by $49.7 million in payments received related to the outstanding principal on the Wilton Note.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash outflows from financing activities during the six months ended June 30, 2024 and 2023, primarily reflect share repurchases, net payments on the outstanding principal under our Credit Facility or incremental borrowings under our Credit Facility, share-based compensation and dividends paid. During the second quarter of 2024, we increased borrowings under the Credit Facility as we increased our share repurchase activity during the same period, resulting in net borrowings under the Credit Facility for the six months ended June 30, 2024.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	June 30, 2024	December 31, 2023	Increase / (Decrease)
Credit facility	$1,087.6	$1,046.3	$41.3
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.4	0.5	(0.1)
Total long-term debt	2,988.0	2,946.8	41.2
Less current maturities	44.4	44.3	0.1
Long-term debt, net	$2,943.6	$2,902.5	$41.1

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In millions)	2024	2023
Revolving Credit Facility	$255.0	$180.0
Term A Loan	781.0	803.0
Swing Loan	51.6	63.3
Total outstanding principal amounts	$1,087.6	$1,046.3

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $255.0 million and $51.6 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.4 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,130.0 million as of June 30, 2024.

The blended interest rate for outstanding borrowings under the Credit Facility was 7.2% at both June 30, 2024 and December 31, 2023, respectively.

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

Covenant Compliance

As of June 30, 2024, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	June 30,	December 31,
(In millions)	2024	2023
Current assets	$437.5	$496.0
Noncurrent assets	10,043.8	9,588.6
Current liabilities	526.8	550.6
Noncurrent liabilities	3,973.1	3,944.6

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Six Months Ended
(In millions)	June 30, 2024
Revenues	$1,937.6
Operating income	826.4
Income before income taxes	741.8
Net income	655.3

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023 and May 9, 2024. As of June 30, 2024, we were authorized to repurchase up to an additional $545.1 million in shares of our common stock under the Share Repurchase Program. We repurchased 3.1 million and 1.5 million shares during the three months ended June 30, 2024 and 2023, respectively, and 4.8 million and 3.2 million shares during the six months ended June 30, 2024 and 2023, respectively.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 8, 2022	December 19, 2022	January 15, 2023	$0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $200 million to $250 million. In addition, we expect to spend an additional $100 million in 2024 for hotel renovation projects at six of our gaming entertainment properties. We intend to fund our capital expenditures through cash on hand, operating cash flows and availability under our Credit Facility.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital as well as capital spend required for identified growth projects. We expect to spend an additional $100 million in 2024 on such growth projects, which includes the completion of the new land-based facility at Treasure Chest, which opened in June 2024, the expansion of meeting and convention space at Ameristar St. Charles and the start of construction of a new casino, Cadence Crossing. This new 10,000 square foot casino will be built on the site that currently holds our Jokers Wild Casino and will feature 450 slots and several dining options.

During the six months ended June 30, 2024, the company spent approximately $204 million of the total estimated $400 million to $450 million of capital spend expected in 2024.

Other Opportunities

We regularly investigate and pursue additional expansion opportunities in markets where casino gaming, including online gaming, is currently permitted. We also pursue expansion opportunities in jurisdictions where casino and online gaming is not currently permitted in order to be prepared to develop projects upon approval of casino or online gaming. Such expansions will be affected and determined by several key factors, which may include the following:

•	the outcome or anticipated outcome of gaming license selection processes;
•	the approval of gaming in jurisdictions where we have been active but where casino or online gaming is not currently permitted;
•	identification of additional suitable investment opportunities in current gaming jurisdictions; and
•	availability of acceptable financing.

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which we may fund through cash on hand, cash flow from operations or availability under our Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise additional funds through public or private equity or debt financings or from other sources to the extent such financing is available.

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

As of June 30, 2024, our long-term variable-rate borrowings represented approximately 36.4% of total long-term debt. Based on June 30, 2024 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $10.9 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

See also "Liquidity and Capital Resources" above.

Item 4.        Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Report"), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that due to the identification of the material weakness in our internal control over financial reporting previously disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024, and as further discussed below, our disclosure controls and procedures were not effective as of June 30, 2024. Notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the second quarter of 2024 evaluation, management concluded that the material weakness identified in the fourth quarter of 2023 related to the preparation and independent review of journal entries, which results in a lack of segregation of duties over the preparation, review, and recording of journal entries was not yet fully remediated. The failure to maintain appropriate segregation of duties has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and during the first quarter of 2024 executed on all elements of our remediation plan as defined below and in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024. We continued to reinforce remediation efforts during the second quarter of 2024. With the oversight of senior management, subsequent to December 31, 2023, a plan to remediate the underlying cause of the material weakness and improve the operating effectiveness of internal control over financial reporting and our disclosure controls was developed and was implemented. Specifically, the following remediation efforts occurred and will continue to occur to ensure there are appropriate levels of independent reviews of journal entries, in order to address proper segregation of duties, including:

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
April 1, 2024 through April 30, 2024	565,187	$64.44	565,187	$184,387,140
May 1, 2024 through May 31, 2024	1,996,955	54.08	1,996,955	576,397,320
June 1, 2024 through June 30, 2024	581,853	53.76	581,853	545,119,056
Total	3,143,995	$55.88	3,143,995	$545,119,056

(1) All shares repurchased are covered by our share repurchase program as approved by our Board of Directors (the "Share Repurchase Program"). The Board of Directors approved $300.0 million for our Share Repurchase Program on October 21, 2021, and an additional $500.0 million to the Share Repurchase Program on each of June 1, 2022, May 4, 2023 and May 9, 2024 for a total authorization of $1.8 billion. The Share Repurchase Program has no expiration date.

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2024.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer