Form 10-Q
period 2024-09-30
BOYD GAMING CORP
filed 2024-10-31
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2024 was 88,389,119.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$286,281	$304,271
Restricted cash	3,928	3,659
Accounts receivable, net	103,475	137,892
Inventories	20,414	20,692
Prepaid expenses and other current assets	67,820	59,293
Income taxes receivable	19,948	3,508
Total current assets	501,866	529,315
Property and equipment, net	2,633,248	2,542,512
Operating lease right-of-use assets	747,018	793,335
Other assets, net	67,028	67,779
Intangible assets, net	1,395,279	1,392,844
Goodwill, net	957,992	947,341
Total assets	$6,302,431	$6,273,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$118,690	$124,668
Current maturities of long-term debt	44,364	44,275
Accrued liabilities	447,466	427,379
Total current liabilities	610,520	596,322
Long-term debt, net of current maturities and debt issuance costs	3,024,992	2,871,223
Operating lease liabilities, net of current portion	665,382	711,387
Deferred income taxes	313,942	288,826
Other liabilities	55,793	61,266
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 88,849,292 and 96,832,453 shares outstanding	888	968
Additional paid-in capital	—	—
Retained earnings	1,631,949	1,744,232
Accumulated other comprehensive loss	(1,035)	(1,098)
Total stockholders' equity	1,631,802	1,744,102
Total liabilities and stockholders' equity	$6,302,431	$6,273,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues
Gaming	$640,528	$641,168	$1,925,486	$1,966,205
Food & beverage	72,728	70,986	222,361	212,936
Room	50,226	48,720	151,768	148,546
Online	141,312	90,288	417,412	298,153
Management fee	21,030	17,153	64,527	54,629
Other	35,422	34,849	107,725	103,611
Total revenues	961,246	903,164	2,889,279	2,784,080
Operating costs and expenses
Gaming	252,213	251,536	749,966	751,330
Food & beverage	62,713	59,672	187,852	177,623
Room	19,674	19,180	57,728	54,880
Online	115,119	79,080	353,269	252,478
Other	12,171	11,549	38,332	34,119
Selling, general and administrative	102,391	99,944	315,709	299,333
Master lease rent expense	28,160	27,236	83,247	81,163
Maintenance and utilities	40,421	41,720	112,111	115,337
Depreciation and amortization	70,344	64,797	198,934	188,577
Corporate expense	27,614	27,872	88,254	88,232
Project development, preopening and writedowns	11,347	2,405	21,954	(11,268)
Impairment of assets	—	—	10,500	4,537
Other operating items, net	(906)	301	4,947	959
Total operating costs and expenses	741,261	685,292	2,222,803	2,037,300
Operating income	219,985	217,872	666,476	746,780
Other expense (income)
Interest income	(392)	(1,585)	(1,241)	(22,445)
Interest expense, net of amounts capitalized	46,208	42,352	131,466	128,933
Other, net	189	(30)	289	596
Total other expense, net	46,005	40,737	130,514	107,084
Income before income taxes	173,980	177,135	535,962	639,696
Income tax provision	(42,852)	(41,902)	(128,516)	(112,278)
Net income	$131,128	$135,233	$407,446	$527,418

Basic net income per common share	$1.43	$1.34	$4.30	$5.16
Weighted average basic shares outstanding	91,863	100,804	94,769	102,139

Diluted net income per common share	$1.43	$1.34	$4.30	$5.16
Weighted average diluted shares outstanding	91,893	100,850	94,807	102,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net income	$131,128	$135,233	$407,446	$527,418
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	504	(119)	360	467
Foreign currency translation adjustments	159	(254)	(297)	(54)
Comprehensive income	$131,791	$134,860	$407,509	$527,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2024	96,832,453	$968	$—	$1,744,232	$(1,098)	$1,744,102
Net income	—	—	—	136,473	—	136,473
Fair value adjustments to available-for-sale securities	—	—	—	—	250	250
Foreign currency translation adjustments	—	—	—	—	(318)	(318)
Release of restricted stock units, net of tax	85,597	1	(1,586)	(2,049)	—	(3,634)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	(6,208)
Shares repurchased and retired	(1,658,377)	(17)	(5,155)	(101,133)	—	(106,305)
Dividends declared ($0.17 per share)	—	—	—	(16,264)	—	(16,264)
Share-based compensation costs	—	—	6,860	—	—	6,860
Balances, March 31, 2024	95,409,736	954	—	1,755,168	(1,166)	1,754,956
Net income	—	—	—	139,845	—	139,845
Fair value adjustments to available-for-sale securities	—	—	—	—	(394)	(394)
Foreign currency translation adjustments	—	—	—	—	(138)	(138)
Stock options exercised	23,431	—	271	—	—	271
Release of restricted stock units, net of tax	19,837	—	(1)	(33)	—	(34)
Shares repurchased and retired	(3,143,995)	(31)	(10,635)	(166,756)	—	(177,422)
Dividends declared ($0.17 per share)	—	—	—	(15,736)	—	(15,736)
Share-based compensation costs	—	—	10,365	—	—	10,365
Balances, June 30, 2024	92,309,009	923	—	1,712,488	(1,698)	1,711,713
Net income	—	—	—	131,128	—	131,128
Fair value adjustments to available-for-sale securities	—	—	—	—	504	504
Foreign currency translation adjustments	—	—	—	—	159	159
Release of restricted stock units, net of tax	1,423	—	(32)	(8)	—	(40)
Shares repurchased and retired	(3,461,140)	(35)	(7,508)	(196,508)	—	(204,051)
Dividends declared ($0.17 per share)	—	—	—	(15,151)	—	(15,151)
Share-based compensation costs	—	—	7,540	—	—	7,540
Balances, September 30, 2024	88,849,292	$888	$—	$1,631,949	$(1,035)	$1,631,802

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Paid-in Capital	Earnings	Loss	Total
Balances, January 1, 2023	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$1,590,625
Net income	—	—	—	199,731	—	199,731
Fair value adjustments to available-for-sale securities	—	—	—	—	474	474
Foreign currency translation adjustments	—	—	—	—	4	4
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	45,942	1	(1,926)	—	—	(1,925)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(1,726,308)	(17)	(106,994)	—	—	(107,011)
Dividends declared ($0.16 per share)	—	—	—	(16,289)	—	(16,289)
Share-based compensation costs	—	—	7,819	—	—	7,819
Balances, March 31, 2023	101,486,622	1,015	191,589	1,469,269	(904)	1,660,969
Net income	—	—	—	192,454	—	192,454
Fair value adjustments to available-for-sale securities	—	—	—	—	112	112
Foreign currency translation adjustments	—	—	—	—	196	196
Release of restricted stock units, net of tax	17,871	—	(63)	—	—	(63)
Shares repurchased and retired	(1,492,451)	(15)	(101,001)	—	—	(101,016)
Dividends declared ($0.16 per share)	—	—	—	(16,041)	—	(16,041)
Share-based compensation costs	—	—	12,198	—	—	12,198
Balances, June 30, 2023	100,012,042	1,000	102,723	1,645,682	(596)	1,748,809
Net income	—	—	—	135,233	—	135,233
Fair value adjustments to available-for-sale securities	—	—	—	—	(119)	(119)
Foreign currency translation adjustments	—	—	—	—	(254)	(254)
Release of restricted stock units, net of tax	1,974	—	(56)	—	—	(56)
Shares repurchased and retired	(1,627,777)	(16)	(107,345)	—	—	(107,361)
Dividends declared ($0.16 per share)	—	—	—	(15,804)	—	(15,804)
Share-based compensation costs	—	—	8,033	—	—	8,033
Balances, September 30, 2023	98,386,239	$984	$3,355	$1,765,111	$(969)	$1,768,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$407,446	$527,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,934	188,577
Amortization of debt financing costs and discounts on debt	5,698	5,854
Non-cash operating lease expense	66,019	59,302
Non-cash expected credit loss (income) on note receivable	—	(34,371)
Share-based compensation expense	24,765	28,050
Deferred income taxes	25,131	(9,995)
Non-cash impairment of assets	10,500	4,537
Other operating activities	10,143	(516)
Changes in operating assets and liabilities, excluding the impact of acquisition:
Accounts receivable, net	34,855	5,473
Inventories	278	1,533
Prepaid expenses and other current assets	(7,446)	(22,086)
Income taxes (receivable) payable, net	(16,440)	1,335
Other assets, net	870	3,262
Accounts payable and accrued liabilities	1,979	(2,876)
Operating lease liabilities	(66,019)	(59,302)
Other liabilities	(1,694)	1,057
Net cash provided by operating activities	695,019	697,252
Cash Flows from Investing Activities
Capital expenditures	(289,224)	(279,023)
Payments received on note receivable	208	82,459
Cash paid for acquisition, net of cash received	(28,774)	—
Other investing activities	(2,674)	(3,022)
Net cash used in investing activities	(320,464)	(199,586)
Cash Flows from Financing Activities
Borrowings under credit facility	1,317,000	1,086,700
Payments under credit facility	(1,168,700)	(1,232,700)
Share-based compensation activities	(9,645)	(14,503)
Shares repurchased and retired	(483,218)	(312,656)
Dividends paid	(47,510)	(47,805)
Other financing activities	(140)	(138)
Net cash used in financing activities	(392,213)	(521,102)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(63)	5
Change in cash, cash equivalents and restricted cash	(17,721)	(23,431)
Cash, cash equivalents and restricted cash, beginning of period	307,930	295,065
Cash, cash equivalents and restricted cash, end of period	$290,209	$271,634
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$127,851	$124,132
Cash received for interest	213	10,804
Cash paid for income taxes	119,802	120,449
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$21,153	$8,091
Dividends declared not yet paid	15,151	15,804
Expected credit loss (income) on note receivable	—	(34,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

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

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2024	2023	2023	2022
Cash and cash equivalents	$286,281	$304,271	$269,155	$283,472
Restricted cash	3,928	3,659	2,479	11,593
Total cash, cash equivalents and restricted cash	$290,209	$307,930	$271,634	$295,065

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Food & beverage	$31,621	$29,978	$94,074	$87,573
Room	16,084	15,873	46,424	46,367
Other	2,076	2,328	6,449	6,265

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $129.5 million and $128.1 million for the three months ended September 30, 2024 and 2023, respectively, and were $386.4 million and $387.8 million for the nine months ended September 30, 2024 and 2023, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $3.7 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $9.3 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The IRS has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and is early in the process. As of  September 30, 2024, and for the three and nine months then ended, there were no changes to our unrecognized tax benefits to date.

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

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $103.2 million and $71.4 million for the three months ended September 30, 2024 and 2023, respectively, and $322.7 million and $230.6 million for the nine months ended September 30, 2024 and 2023, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

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

NOTE 2.    ACQUISITION

Resorts Digital Gaming, LLC

On September 1, 2024, Boyd Interactive Gaming, Inc. ("Boyd Interactive"), a wholly owned subsidiary of the Company, completed its acquisition of Resorts Digital Gaming, LLC ("Resorts Digital"), pursuant to a Membership Interest Purchase Agreement (the "Membership Agreement"), entered into on May 15, 2024, by and among Boyd Interactive, DGMB Casino Holding, LLC and DGMB Casino SPE Corp. Resorts Digital is now a wholly owned subsidiary of Boyd Interactive.

Resorts Digital is an online casino operator based in New Jersey, operating a dual-brand strategy across Resorts Casino and Mohegan Sun. This acquisition is another step forward in building out our online casino business. In addition to acquiring the existing online business under both brands, the acquisition includes a 20-year marketing agreement with a 10-year renewal option that provides for marketing and promotional services at Resorts Casino in Atlantic City, New Jersey. This marketing agreement allows us to provide our online customers in New Jersey access to a gaming entertainment property where they can redeem points earned under a loyalty program for such amenities as complimentary food & beverage and hotel rooms. The acquired company is aggregated into our Online segment (See Note 10, Segment Information).

Consideration Transferred

The fair value of the consideration transferred for the membership interests of Resorts Digital included the purchase price of the net assets transferred. The total gross consideration was $34.0 million (with $3.7 million of cash and restricted cash acquired and $1.5 million not paid as of September 30, 2024, for total cash paid for acquisition, net of cash received as of September 30, 2024 of $28.8 million).

Status of Purchase Price Allocation

The Company is following the acquisition method of accounting pursuant to FASB Accounting Standards Codification Topic 805 ("ASC 805"). For purposes of these condensed consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on preliminary estimates of fair value as determined by management with the assistance from third-party specialists. The excess of the purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company has recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the acquisition. The determination of the fair values of all the acquired intangible assets and the related determination of their estimated lives is currently in process. This determination requires significant judgment and as such, management has not completed its valuation analysis and calculations in sufficient detail necessary to finalize the determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. The final fair value determinations may be different than those reflected in the condensed consolidated financial statements at September 30, 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)	As Recorded
Current assets	$4,316
Other assets	110
Intangible assets	22,800
Total acquired assets	27,226

Current liabilities	3,918
Other liabilities	28
Total liabilities assumed	3,946
Net identifiable assets acquired	23,280
Goodwill	10,700
Net assets acquired	$33,980

The following table summarizes the preliminary values assigned to acquired intangible assets and preliminary weighted average useful lives of definite-lived intangible assets:

	Useful Lives
(In thousands)	(in years)	As Recorded
Gaming license right	Indefinite	$15,000
Customer relationships	5	3,300
Marketing agreement	20	4,500
Total intangible assets acquired		$22,800

The goodwill recognized is the excess of the purchase price over the preliminary values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to the Online reportable segment.

The Company expensed $0.1 million of acquisition related costs for the three and nine months ended September 30, 2024. These costs are included in project development, preopening and writedowns on the condensed consolidated statements of operations.

The revenue and earnings from the acquisition are not material for the period subsequent to acquisition through  September 30, 2024. The pro-forma revenue and earnings from the acquisition assuming all impacts as if it had been completed on January 1, 2024, are not material through September 30, 2024.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Land	$338,469	$338,469
Buildings and improvements	3,392,404	3,237,863
Furniture and equipment	1,843,325	1,742,666
Riverboats and barges	241,758	241,826
Construction in progress	119,753	182,710
Total property and equipment	5,935,709	5,743,534
Less accumulated depreciation	(3,302,461)	(3,201,022)
Property and equipment, net	$2,633,248	$2,542,512

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Depreciation expense	$66,190	$60,586	$186,566	$176,051

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

NOTE 4.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2024
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	2.4	$7,225	$(3,915)	$—	$—	$3,310
Host agreements	8.7	58,000	(24,489)	—	—	33,511
Development agreement	4.9	21,373	(6,488)	—	—	14,885
Developed technology	7.6	42,659	(7,867)	—	70	34,862
B2B relationships	5.3	28,000	(7,502)	—	17	20,515
B2C relationships	10.1	13,000	(2,076)	—	—	10,924
Marketing agreement	20.0	4,500	—	—	—	4,500
		174,757	(52,337)	—	87	122,507

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, September 30, 2024		$1,767,738	$(86,297)	$(286,249)	$87	$1,395,279

	December 31, 2023
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	0.1	$35,050	$(35,010)	$—	$—	$40
Host agreements	9.4	58,000	(21,589)	—	—	36,411
Development agreement	5.6	21,373	(4,198)	—	—	17,175
Developed technology	8.5	39,981	(4,482)	—	225	35,724
B2B relationships	6.0	28,000	(4,566)	—	52	23,486
B2C relationships	10.8	13,000	(1,264)	—	—	11,736
		195,404	(71,109)	—	277	124,572

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,378,081	(33,960)	(243,474)	—	1,100,647
		1,577,981	(33,960)	(275,749)	—	1,268,272
Balances, December 31, 2023		$1,773,385	$(105,069)	$(275,749)	$277	$1,392,844

The following table presents the future amortization expense for our amortizing intangible assets as of  September 30, 2024:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2024 (excluding nine months ended September 30, 2024)	$230	$967	$763	$1,362	$995	$271	$75	$4,663
2025	660	3,867	3,053	4,924	3,914	1,083	225	17,726
2026	660	3,867	3,053	4,909	3,914	1,083	225	17,711
2027	660	3,867	3,053	4,907	3,914	1,083	225	17,709
2028	660	3,867	3,053	4,647	3,914	1,083	225	17,449
Thereafter	440	17,076	1,910	14,113	3,864	6,321	3,525	47,249
Total future amortization	$3,310	$33,511	$14,885	$34,862	$20,515	$10,924	$4,500	$122,507

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

During the nine months ended September 30, 2024, as a result of our first quarter 2024 impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations.

Goodwill consists of the following:

	September 30, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	105	22,842
Managed & Other	30,529	—	(30,529)	—	—
Balances, September 30, 2024	$1,372,099	$(6,134)	$(408,078)	$105	$957,992

	December 31, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	(82,000)	154	12,191
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2023	$1,361,399	$(6,134)	$(408,078)	$154	$947,341

NOTE 5.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Payroll and related	$76,426	$82,327
Interest	18,766	17,841
Gaming	68,345	68,749
Player loyalty program	18,049	23,850
Advance deposits	25,535	15,511
Outstanding chips	6,592	8,164
Dividends payable	15,151	15,508
Operating leases	100,319	98,867
Other	118,283	96,562
Total accrued liabilities	$447,466	$427,379

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

NOTE 6.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2024
	Interest		Unamortized
	Rates at		Origination
	September 30,	Outstanding	Fees and	Long-Term
(In thousands)	2024	Principal	Costs	Debt, Net
Credit facility	6.685%	$1,194,600	$(10,177)	$1,184,423
4.750% senior notes due 2027	4.750%	1,000,000	(6,331)	993,669
4.750% senior notes due 2031	4.750%	900,000	(9,100)	890,900
Other	5.208%	364	—	364
Total long-term debt		3,094,964	(25,608)	3,069,356
Less current maturities		44,364	—	44,364
Long-term debt, net		$3,050,600	$(25,608)	$3,024,992

	December 31, 2023
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2023	Principal	Costs	Debt, Net
Credit facility	7.164%	$1,046,300	$(13,403)	$1,032,897
4.750% senior notes due 2027	4.750%	1,000,000	(7,792)	992,208
4.750% senior notes due 2031	4.750%	900,000	(10,111)	889,889
Other	5.208%	504	—	504
Total long-term debt		2,946,804	(31,306)	2,915,498
Less current maturities		44,275	—	44,275
Long-term debt, net		$2,902,529	$(31,306)	$2,871,223

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Revolving Credit Facility	$380,000	$180,000
Term A Loan	770,000	803,000
Swing Loan	44,600	63,300
Total outstanding principal amounts	$1,194,600	$1,046,300

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $380.0 million and $44.6 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,012.4 million as of September 30, 2024.

Covenant Compliance

As of  September 30, 2024, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a development agreement and a management agreement with Wilton Rancheria. The development agreement obligated us to fund certain pre-development costs to assist Wilton Rancheria in its development and oversight of the gaming facility construction. The pre-development costs financed by us were to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% with payment timing and the payment amount subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria’s third-party credit agreement that provided funding for the construction project. Given the significant barriers of the project, a majority of the advances made during the 10-year period prior to the Sky River Casino opening were historically reserved in full when advanced. The Sky River Casino opened on August 15, 2022 and after generating cash flows from operations, we updated our evaluation of expected losses on the note receivable which resulted in a partial release of the allowance during the fourth quarter of 2022. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter of 2023, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expected to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in the first quarter of 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction was thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and  $14.3 million is recorded in interest income, both reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2023. The Company received  $0.2  million in principal payments and $0.2  million in interest due under the note receivable during the  nine months ended September 30, 2024, and  $82.5  million in principal payments and $10.8  million in interest due under the note receivable during the  nine months ended September 30, 2023. As of  September 30, 2024, the principal and interest outstanding on the note receivable was fully repaid. Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $21.0 million and  $17.2 million for our management services for the three months ended September 30, 2024 and 2023, respectively, and  $64.5 million and  $54.6 million for the nine months ended September 30, 2024 and 2023, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

On September 27, 2024, the Company entered into an amendment to the management agreement with Wilton Rancheria that became effective October 2, 2024, and provides for the Company to serve as manager of the Wilton Rancheria expansion to the Sky River Casino inclusive of 400 additional slots, a parking garage, a 300-room hotel and spa, two additional food and beverage outlets and an entertainment and events center. The Company is not obligated to fund the construction and the management fee remains unchanged.

Commitments
As of September 30, 2024, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 8.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on each of  June 1, 2022,  May 4, 2023 and May 9, 2024. As of  September 30, 2024,  $343.1 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Shares repurchased (2)	3,461	1,628	8,264	4,847
Total cost, including brokerage fees (3)	$202,032	$106,302	$483,218	$312,656
Average repurchase price per share (4)	$58.37	$65.30	$58.48	$64.51

(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2024 and 2023. These amounts exclude repurchases, if any, traded but not yet settled on or before September 30, 2024 and 2023, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 8, 2022	December 19, 2022	January 15, 2023	$0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Gaming	$254	$278	$778	$806
Food & beverage	49	53	149	154
Room	22	26	70	74
Selling, general and administrative	1,295	1,415	3,958	4,098
Corporate expense	5,920	6,261	19,810	22,918
Total share-based compensation expense	$7,540	$8,033	$24,765	$28,050

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

The PSU grant awarded in July 2021 resulted in a total of 241,277 shares being issued during the first quarter of 2024, representing approximately 1.94 shares per PSU. Of the 241,277 shares issued, a total of 94,862 were surrendered by the participants for payroll taxes, resulting in a net issuance of 146,415 shares due to the vesting of the 2021 grant. The actual achievement level under the award metrics approximated the estimated performance as of the year-end 2023; therefore, the vesting of the PSUs had minimal impact to compensation costs of $0.8 million in our condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

Unamortized Stock Compensation Expense and Recognition Period

As of September 30, 2024, there was approximately $11.0 million, $3.0 million and $1.6 million of total unrecognized share-based compensation costs related to unvested restricted stock units ("RSUs"), PSUs and career shares, respectively. As of September 30, 2024, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 2.0 years, 1.9 years and 3.5 years, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$286,281	$286,281	$—	$—
Restricted cash	3,928	3,928	—	—
Investment available for sale	13,202	—	—	13,202

	December 31, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$304,271	$304,271	$—	$—
Restricted cash	3,659	3,659	—	—
Investment available for sale	13,327	—	—	13,327

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  September 30, 2024 and December 31, 2023.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $16.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  September 30, 2024 and December 31, 2023. The significant unobservable input used to determine fair value of the instrument in the discounted cash flows analysis at  September 30, 2024 and  December 31, 2023 is a discount rate of 12.3% and 12.4%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statements of other comprehensive income. As of  September 30, 2024 and December 31, 2023, $0.8 million and $0.7 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  September 30, 2024 and December 31, 2023, $12.4 million and $12.6 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.9 million and $2.0 million as of  September 30, 2024 and December 31, 2023, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of reporting period	$12,495	$13,215	$13,327	$13,670
Total gains (realized or unrealized):
Included in interest income	43	41	132	128
Included in other comprehensive income (loss)	664	(158)	473	(20)
Purchases, sales, issuances and settlements:
Settlements	—	—	(730)	(680)
Balance at end of reporting period	$13,202	$13,098	$13,202	$13,098

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable. As of September 30, 2024, the outstanding principal balance under the note receivable was paid in full.

	September 30, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$18,494	$16,418	$21,221	Level 3

	December 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$419	$419	$419	Level 3
Liabilities
Obligation under assessment arrangements	20,199	17,752	23,282	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,194,600	$1,184,423	$1,173,425	Level 2
4.750% senior notes due 2027	1,000,000	993,669	988,750	Level 1
4.750% senior notes due 2031	900,000	890,900	857,250	Level 1
Other	364	364	364	Level 3
Total debt	$3,094,964	$3,069,356	$3,019,789

	December 31, 2023
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,046,300	$1,032,897	$1,021,206	Level 2
4.750% senior notes due 2027	1,000,000	992,208	957,500	Level 1
4.750% senior notes due 2031	900,000	889,889	819,000	Level 1
Other	504	504	504	Level 3
Total debt	$2,946,804	$2,915,498	$2,798,210

The estimated fair value of our obligation under assessment arrangements is based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The fair value of our note receivable as of  December 31, 2023, was estimated to equal its carrying value after consideration of the expected repayment timing of the remaining balance. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  September 30, 2024 and December 31, 2023. The estimated fair values of our senior notes are based on quoted market prices as of  September 30, 2024 and December 31, 2023. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2024 and 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

NOTE 10.    SEGMENT INFORMATION

The Company has the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties, which are each also operating segments, that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of Boyd Interactive, including the operating results of Resorts Digital upon acquisition on September 1, 2024, and our online gaming operations through collaborative arrangements with third parties throughout the United States, both of which are also operating segments. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended September 30, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$155,683	$20,545	$21,749	$—	$—	$13,884	$211,861
Downtown Las Vegas	33,586	10,622	6,309	—	—	2,783	53,300
Midwest & South	440,823	41,561	22,168	—	—	17,848	522,400
Online	—	—	—	141,312	—	—	141,312
Managed & Other	10,436	—	—	—	21,030	907	32,373
Total Revenues	$640,528	$72,728	$50,226	$141,312	$21,030	$35,422	$961,246

	Three Months Ended September 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$165,153	$21,454	$21,324	$—	$—	$13,902	$221,833
Downtown Las Vegas	31,916	9,876	5,312	—	—	2,441	49,545
Midwest & South	433,650	39,656	22,084	—	—	17,638	513,028
Online	—	—	—	90,288	—	—	90,288
Managed & Other	10,449	—	—	—	17,153	868	28,470
Total Revenues	$641,168	$70,986	$48,720	$90,288	$17,153	$34,849	$903,164

	Nine Months Ended September 30, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$480,054	$66,340	$72,202	$—	$—	$43,941	$662,537
Downtown Las Vegas	104,032	32,122	19,770	—	—	8,608	164,532
Midwest & South	1,309,360	123,899	59,796	—	—	51,861	1,544,916
Online	—	—	—	417,412	—	—	417,412
Managed & Other	32,040	—	—	—	64,527	3,315	99,882
Total Revenues	$1,925,486	$222,361	$151,768	$417,412	$64,527	$107,725	$2,889,279

	Nine Months Ended September 30, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$513,460	$66,436	$70,000	$—	$—	$43,147	$693,043
Downtown Las Vegas	102,765	30,515	17,797	—	—	8,016	159,093
Midwest & South	1,317,175	115,985	60,749	—	—	50,138	1,544,047
Online	—	—	—	298,153	—	—	298,153
Managed & Other	32,805	—	—	—	54,629	2,310	89,744
Total Revenues	$1,966,205	$212,936	$148,546	$298,153	$54,629	$103,611	$2,784,080

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2024 and  December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Adjusted EBITDAR
Las Vegas Locals	$96,414	$105,985	$316,105	$350,540
Downtown Las Vegas	16,511	15,857	56,344	57,876
Midwest & South	196,867	190,588	573,316	591,105
Online	26,005	11,005	63,538	45,028
Managed & Other	22,529	18,997	70,450	60,094
Corporate expense	(21,694)	(21,611)	(68,444)	(65,314)
Adjusted EBITDAR	336,632	320,821	1,011,309	1,039,329
Other operating costs and expenses
Deferred rent	162	177	486	531
Master lease rent expense	28,160	27,236	83,247	81,163
Depreciation and amortization	70,344	64,797	198,934	188,577
Share-based compensation expense	7,540	8,033	24,765	28,050
Project development, preopening and writedowns	11,347	2,405	21,954	(11,268)
Impairment of assets	—	—	10,500	4,537
Other operating items, net	(906)	301	4,947	959
Total other operating costs and expenses	116,647	102,949	344,833	292,549
Operating income	219,985	217,872	666,476	746,780
Other expense (income)
Interest income	(392)	(1,585)	(1,241)	(22,445)
Interest expense, net of amounts capitalized	46,208	42,352	131,466	128,933
Other, net	189	(30)	289	596
Total other expense, net	46,005	40,737	130,514	107,084
Income before income taxes	173,980	177,135	535,962	639,696
Income tax provision	(42,852)	(41,902)	(128,516)	(112,278)
Net income	$131,128	$135,233	$407,446	$527,418

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2024	2023
Assets
Las Vegas Locals	$1,618,234	$1,634,732
Downtown Las Vegas	289,410	295,494
Midwest & South	3,814,474	3,805,301
Online	184,678	155,356
Managed & Other	115,803	124,161
Corporate	279,832	258,082
Total Assets	$6,302,431	$6,273,126

NOTE 11.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2024. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties, which are each also operating segments, that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of Boyd Interactive, including the operating results of Resorts Digital Gaming, LLC ("Resorts Digital") upon acquisition on September 1, 2024, and our online gaming operations through collaborative arrangements with third parties throughout the United States, both of which are also operating segments. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner").

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

We also own a travel agency and a captive insurance company, each located in Hawaii. As our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii, financial results for these operations are included in our Downtown Las Vegas segment.

Most of our gaming entertainment properties also include hotel, restaurants, bars, sportsbook, retail and other amenities. Our main business emphasis is on slot revenues, which highly depends on the number of visits and spending levels of customers at our properties.

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

Corporate Social Responsibility ("CSR")

We seek to fulfill our commitment to CSR initiatives through four core pillars: Environment, People, Communities and Corporate Governance. We invest in the well-being of our communities and future generations through economic contributions and endeavor to reduce our carbon footprint, strive to be an employer of choice where every Team Member is treated with dignity and respect, and promote a culture of conducting business with the highest level of integrity.

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our gaming entertainment properties. These key performance measures include the following:

•

Gaming revenue measures: slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash, including digital funds transferred from the players' cashless "BoydPay" wallets, deposited in table games drop boxes, plus the sum of markers issued at all table games, are measures of volume and/or market share. Slot win and table game hold, which means the amount of wagers on slot machines and table games, respectively, retained by us and recorded as gaming revenues, and represents the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win percentage and table game hold percentage, which are not fully controllable by us, represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Total revenues	$961.2	$903.2	$2,889.3	$2,784.1
Operating income	220.0	217.9	666.5	746.8
Net income	131.1	135.2	407.4	527.4

Total Revenues

Total revenues for the three months ended September 30, 2024 increased by $58.1 million, or 6.4%, compared to the prior year comparable period, primarily due to an increase in online revenue of $51.0 million, which was driven by the following: (i) an increase of $31.8 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the three months ended September 30, 2024, as compared to the prior year comparable period; (ii) a $13.2 million increase in revenue under our market access agreements; and (iii) a $6.1 million increase in revenue from Boyd Interactive's operations.

Total revenues for the nine months ended September 30, 2024 increased by $105.2 million, or 3.8%, compared to the prior year comparable period, primarily due to the following: (i) an increase in online revenue of $119.3 million, which was driven by an increase of $92.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the nine months ended September 30, 2024, as compared to the prior year comparable period, a $14.9 million increase in revenue under our market access agreements and a $12.4 million increase in revenue from Boyd Interactive's operations; (ii) an increase in food & beverage revenue of $9.4 million primarily due to an increase in average guest check of 6.4%; (iii) an increase of $9.9 million related to the Sky River Casino management fee; and (iv) offset by a decrease in gaming revenue of $40.7 million. The gaming revenue decline was primarily driven by the first quarter, which contributed to $30.2 million of the gaming revenue decline for the first nine months of the year. Further, more than half of the $40.7 million gaming revenue decline, or $23.0 million, was related to January as severe winter storms impacted the Midwest & South segment in January. In addition, gaming revenues were down from the prior year due to decreased visitation in the current year in our Las Vegas segments as the first quarter of 2023, and January in particular, was strengthened by increased visitation to Las Vegas. We also saw competitive pressures from a new competitor that opened in our Las Vegas Locals market contribute to the year over year gaming revenue declines. Year over year gaming revenue trends improved in the third quarter of 2024 as the increase in gaming revenue from our new land-based Treasure Chest casino that opened in June 2024 offset the competitive pressures in the Las Vegas Locals market.

Operating Income

Operating income increased by $2.1 million, or 1.0%, for the three months ended September 30, 2024, compared to the prior year comparable period. While online revenues grew $51.0 million, $31.8 million of the online revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is recorded as an expense. Operating income was unfavorably impacted by an increase in depreciation expense of $5.6 million over the prior year comparable period which is primarily driven by the opening of the new land-based Treasure Chest casino in June 2024. Operating income was also unfavorably impacted by $11.3 million in project development, preopening and writedowns, primarily related to $8.1 million in asset writedowns and $3.2 million in project development and preopening costs.

Operating income for the nine months ended September 30, 2024 decreased by $80.3 million, or 10.8%, compared to the prior year comparable period, primarily due to the $40.7 million gaming revenue decline, as discussed above. In addition, while online revenues grew $119.3 million, $92.0 million of the online revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is also recorded as an expense. Operating income was also unfavorably impacted by: (i) $10.1 million in project development and preopening costs, of which $4.9 million related to the opening of the Treasure Chest land-based casino; (ii) $3.0 million of demolition costs; (iii) $9.0 million in asset writedowns and (iv) a $6.0 million increase in impairment of assets over the prior year comparable period as the Company recorded an impairment charge of $10.5 million during the nine months ended September 30, 2024 related to a gaming license right in the Midwest & South segment, compared to a $4.5 million impairment charge related to goodwill in the Managed & Other category during the nine months ended September 30, 2023. Finally, in the prior year, operating income was favorably impacted by a $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") for development advances over the 10 years prior to the Sky River Casino opening as we evaluated the current expected credit losses after an amendment to Wilton Rancheria’s third-party construction loan in March 2023 that allowed for payments to us to begin in March 2023.

Net Income
Net income de creased  $4.1  million for the three months ended  September 30, 2024 , compared to the prior year comparable period, primarily due to the following: (i) $3.9 million increase in interest expense from the prior year comparable period due to  an increase in the weighted average long-term debt balance of $120.6 million; (ii) $1.2 million interest income decline due to a reduction in interest earned on the Wilton Note during the three months ended September 30, 2024 , as the principal outstanding under the Wilton Note was fully repaid in the first quarter of 2024; (iii) $1.0 million increase in the income tax provision; offset by (iv) an increase in operating income of $2.1 million, as discussed above.

Net income de creased $120.0  million for the nine months ended September 30, 2024 , compared to the prior year comparable period, primarily due to the $80.3 million decrease in operating income, as discussed above. In addition, interest income decreased $21.2 million during the nine months ended September 30, 2024 , due to an adjustment to the expected loss for interest on the Wilton Note that impacted interest income favorably during the nine months ended September 30, 2023 and interest earned on the Wilton Note during the nine months ended September 30, 2023. Finally, net income decreased due to a $16.2 million increase in the income tax provision as the nine months ended September 30, 2023 benefited from the release of state tax valuation allowances of $35.9 million in the prior year and was offset by the operational performance decline and lower resulting taxes during the nine months ended September 30, 2024 .

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  67% of revenues for the three and  nine months ended September 30, 2024 and 71% of revenues for the three and nine months ended September 30,  2023. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating  15% and  10% of revenues for the three months ended  September 30, 2024  and 2023 , respectively, and 14% and 11% of revenues for the  nine months ended September 30, 2024 and 2023, respectively.  Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
REVENUES
Gaming	$640.5	$641.2	$1,925.5	$1,966.2
Food & beverage	72.7	71.0	222.4	212.9
Room	50.2	48.7	151.8	148.6
Online	141.3	90.3	417.4	298.2
Management fee	21.1	17.2	64.5	54.6
Other	35.4	34.8	107.7	103.6
Total revenues	$961.2	$903.2	$2,889.3	$2,784.1

DEPARTMENTAL OPERATING EXPENSES
Gaming	$252.2	$251.5	$750.0	$751.3
Food & beverage	62.7	59.7	187.9	177.6
Room	19.7	19.2	57.7	54.9
Online	115.1	79.1	353.3	252.5
Other	12.2	11.5	38.3	34.1
Total departmental operating expenses	$461.9	$421.0	$1,387.2	$1,270.4

MARGINS
Gaming	60.6%	60.8%	61.0%	61.8%
Food & beverage	13.8%	15.9%	15.5%	16.6%
Room	60.8%	60.6%	62.0%	63.1%
Online	18.5%	12.4%	15.4%	15.3%
Other	65.5%	67.0%	64.4%	67.1%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. Gaming revenues were essentially flat at $640.5 million and $641.2 million during the three months ended September 30, 2024 and 2023, respectively.

The decrease in gaming revenues of $40.7 million, or 2.1%, during the nine months ended September 30, 2024, compared to the prior year comparable period, was primarily due to declines in slot handle of 1.4%, slot win of 0.8% and table game hold of 2.2%. Gaming revenues were impacted by winter storms throughout the Midwest & South in January, market softness during the first quarter in our Las Vegas Locals segment, competitive pressures through all three quarters in the Las Vegas Locals segment after a new competitor entered the market in December 2023, and increased visitation in our Las Vegas segments in the prior year, particularly in the first quarter, all as discussed above.

Food & Beverage

Food & beverage revenues increased $1.7 million, or 2.5%, and $9.4 million, or 4.4%, during the three and nine months ended September 30, 2024, respectively, compared to the prior year comparable periods, primarily due to an increase in average guest check of 7.0% and 6.4%, respectively, offset by a decline in food covers of 5.9% and 4.7%, respectively.

Room

Room revenues increased $1.5 million, or 3.1%, and $3.2 million, or 2.2%, during the three and nine months ended September 30, 2024, compared to the prior year comparable periods, primarily due to an increase in hotel occupancy rate of 1.7% and 1.0%, respectively.

Online

Online revenuesincreased $51.0 million during the three months ended September 30, 2024, compared to the prior year comparable period, primarily driven by an increase of $31.8 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, a $13.2 million increase in revenue under our market access agreements and a $6.1 million increase in revenue from Boyd Interactive's operations, inclusive of Resorts Digital upon acquisition on September 1, 2024 ("Acquisition").

Online revenues increased $119.3 million, during the nine months ended September 30, 2024, compared to the prior year comparable period, primarily driven by an increase of $92.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, a $14.9 million increase in revenue under our market access agreements and a $12.4 million increase in revenue from Boyd Interactive's operations, inclusive of Resorts Digital upon Acquisition.

Management fee

Management fee revenues during the three months ended September 30, 2024 and 2023 of $21.0 million and $17.2 million, respectively, and during the nine months ended September 30, 2024 and 2023 of $64.5 million and $54.6 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $0.6 million, or 1.6%, and $4.1 million, or 4.0%, during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year.

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

The following table presents total revenues and Adjusted EBITDAR by our Reportable Segments and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Total revenues
Las Vegas Locals	$211.8	$221.8	$662.6	$693.0
Downtown Las Vegas	53.3	49.6	164.5	159.1
Midwest & South	522.4	513.0	1,544.9	1,544.1
Online	141.3	90.3	417.4	298.2
Managed & Other	32.4	28.5	99.9	89.7
Total revenues	$961.2	$903.2	$2,889.3	$2,784.1

Adjusted EBITDAR (1)
Las Vegas Locals	$96.4	$106.0	$316.1	$350.5
Downtown Las Vegas	16.5	15.8	56.3	57.9
Midwest & South	196.9	190.6	573.3	591.1
Online	26.0	11.0	63.5	45.0
Managed & Other	22.5	19.0	70.5	60.1
Corporate expense	(21.7)	(21.6)	(68.4)	(65.3)
Adjusted EBITDAR	$336.6	$320.8	$1,011.3	$1,039.3

(1) Refer to Note 10, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $10.0 million, or 4.5%, during the three months ended September 30, 2024, as compared to the prior year comparable period, due primarily to a $9.5 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 3.1%, table game drop of 6.0%, slot handle of 6.4% and slot win of 5.0% from the prior year comparable period. As discussed earlier, the Las Vegas Locals segment was impacted by competitive pressures with a new competitor entering the market in December 2023. Absent these competitive pressures that have impacted two of our properties, the rest of the Las Vegas Locals segment performed in-line with the overall same-store market.

Total revenues decreased by $30.5 million, or 4.4%, during the nine months ended September 30, 2024, compared to the prior year comparable period, due primarily to a $33.4 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 8.9%, table game drop of 2.3%, slot handle of 5.1% and slot win of 4.3% from the prior year comparable period. As discussed earlier, the Las Vegas Locals segment was impacted by competitive pressures with a new competitor entering the market in December 2023 and overall market softness in the first quarter. Offsetting the decline in gaming revenues, was an increase in room revenue of $2.2 million, which was driven by an increase in hotel occupancy rate of 1.7%.

Adjusted EBITDAR decreased by $9.6 million, or 9.0%, and $34.4 million, or 9.8%, during the three and nine months ended September 30, 2024, as compared to the prior year comparable period, due primarily to the gaming revenues decline discussed above.

Downtown Las Vegas

Total revenues increased by $3.8 million, or 7.6%, during the three months ended September 30, 2024, as compared to the prior year comparable period, reflecting revenue increases in all departmental categories. Gaming revenues increased $1.7 million primarily due to increases in table game hold of 2.2%, table game drop of 14.1%, slot win of 8.3% and slot handle of 8.2%. Food & beverage revenue increased $0.7 million as average guest check increased 4.0%. In addition, room revenue increased $1.0 million, which was driven by an 11.5% increase in rooms occupied by the Hawaiian customer. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market.

Total revenues increased by  $5.4  million, or 3.4% , during the nine months ended September 30, 2024 , compared to the prior year comparable period, reflecting revenue increases in all departmental categories. Room revenues increased $2.0 million as the hotel occupancy rate increased 8.3% and food & beverage revenues increased $1.6 million as average guest check increased 4.1%. In addition, gaming revenues increased $1.3 million primarily due to increases in table game drop of 12.3%, slot win of 4.5% and slot handle of 3.2%. These increases were primarily attributable to our recently completed renovation and expansion at the Fremont Hotel & Casino and the hotel remodel at Main Street Station Hotel and Casino.

Adjusted EBITDAR increased by $0.7  million, or 4.1% , during the three months ended  September 30, 2024 , as compared to the prior year comparable period, primarily due to the revenue increase discussed above as the segment benefited from our recent property investments and growth in Hawaiian visitation, both as discussed above.

Adjusted EBITDAR decreased by  $1.5  million, or 2.6% , during the nine months ended September 30, 2024 , compared to the prior year comparable period, primarily due to wage increases as we completed our efforts in 2023 to increase the hourly minimum rate to $15 per hour for all non-tipped, non-represented positions and also property insurance cost increases.

Midwest & South

Total revenues increased by $9.4 million, or 1.8%, during the three months ended September 30, 2024, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased $7.2 million primarily due to increases in table game hold of 9.5%. Food & beverage revenue increased $1.9 million, which was driven by a 9.7% increase in average guest check, offset by a 7.1% decrease in food covers. These increases were driven by a record third quarter performance at Treasure Chest, which opened its new land-based casino in June 2024.

Total revenues increased by $0.9 million, or 0.1%, during the nine months ended September 30, 2024, compared to the prior year comparable period, primarily due to a $7.9 million increase in food & beverage revenues. The increase in food & beverage revenues was primarily attributable to a 7.4% increase in average guest check. Offsetting the food & beverage revenue increase, was a gaming revenue decrease of $7.8 million, which was primarily driven by the severe winter storms across the segment in the first quarter of 2024, specifically January.

Adjusted EBITDAR increased by $6.3 million, or 3.3%, during the three months ended September 30, 2024, as compared to the corresponding prior year period, primarily due to the gaming revenue increase discussed above.

Adjusted EBITDAR decreased by $17.8 million, or 3.0%, during the nine months ended September 30, 2024, compared to the prior year comparable period, primarily due to gaming revenue declines, property insurance increases and wage increases as we increased the minimum wage in the prior year, all as discussed above.

Online

Online revenue increased $51.0 million during the three months ended September 30, 2024, compared to the prior year comparable period, primarily driven by an increase of $31.8 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, a $13.2 million increase in revenue under our market access agreements and a $6.1 million increase in revenue from Boyd Interactive's operations, inclusive of Resorts Digital upon Acquisition.

Online revenues increased $119.3 million, during the nine months ended September 30, 2024, compared to the prior year comparable period, primarily driven by an increase of $92.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, a $14.9 million increase in revenue under our market access agreements and a $12.4 million increase in revenue from Boyd Interactive's operations, inclusive of Resorts Digital upon Acquisition.

Adjusted EBITDAR increased $15.0 million and $18.5 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year, due primarily to revenues under our market access agreements and continued growth from Boyd Interactive. We received non-recurring market access fees of $10.0 million during the third quarter of 2024 that contributed to the year over year Adjusted EBITDAR growth. As discussed earlier, there is an equal amount of expense recorded for the revenue recorded related to the reimbursement of gaming taxes and other expenses, thus resulting in no impact to Adjusted EBITDAR.

Managed & Other
During the  three and nine months ended September 30, 2024 , total revenues increased by  $3.9 million and  $10.1 million, respectively, and Adjusted EBITDAR increased by $3.5 million and  $10.4 million, respectively, as compared to the corresponding periods of the prior year, primarily due to a $3.9 million and $9.9 million increase in Sky River Casino management fees for the  three and nine months ended September 30, 2024 , respectively, compared to the prior year comparable periods.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Selling, general and administrative	$102.4	$99.9	$315.7	$299.3
Master lease rent expense	28.2	27.2	83.2	81.2
Maintenance and utilities	40.4	41.7	112.1	115.3
Depreciation and amortization	70.3	64.8	198.9	188.6
Corporate expense	27.6	27.9	88.3	88.2
Project development, preopening and writedowns	11.3	2.4	22.0	(11.3)
Impairment of assets	—	—	10.5	4.5
Other operating items, net	(0.9)	0.3	4.9	1.0

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, were  10.7% and 11.1% during the three months ended September 30, 2024 and 2023, respectively, and  10.9% and  10.8% during the nine months ended September 30, 2024  and 2023 , respectively. The decline in selling, general and administrative expens es,  as a percentage of revenues, for the three months ended September 30, 2024, compared to the prior year comparable period is primarily driven by an increase in revenues as selling, general and administrative expenses remained relatively flat at $102.4 million and $99.9 million for the three months ended September 30, 2024 and 2023, respectively.  While we continue to focus on our disciplined operating model and targeted marketing approach, and selling, general and administrative expenses as a percentage of revenues was consistent year over year, selling, general and administrative expenses were impacted by increased wages and property insurance costs during the nine months ended September 30, 2024.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $28.2 million and $27.2 million during the three months ended September 30, 2024 and 2023, respectively, and  $83.2 million and  $81.2 million during the nine months ended September 30, 2024 and 2023, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, were  4.2% and  4.6% during the three months ended September 30, 2024 and 2023, respectively, and  3.9% and  4.1% during the nine months ended September 30, 2024 and 2023, respectively. The decline in maintenance and utilities expenses, as a percentage of re venues, for both periods presented was primarily driven by an increase in revenues.

Depreciation and Amortization
Depreciation and amortization expenses, as a percentage of revenues, remained generally consistent at 7.3% and 7.2% during the  three months ended September 30, 2024 and 2023 , respectively, and 6.9% and 6.8% during the nine months ended September 30, 2024 and 2023 , respectively.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented  2.9%  and  3.1% of revenues during the three months ended September 30, 2024 and 2023 , respectively, and 3.1% and 3.2% of revenues during the nine months ended September 30, 2024 and 2023 , respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, stra tegic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended September 30, 2024 , the Company incurred $8.1 million in asset writedowns and $3.2 million in project development and preopening cost. During the three months ended  September 30, 2023 , the Company incurred $2.6 million related to preopening costs. During the nine months ended September 30, 2024 , the Company incurred $10.1 million in project development and preopening costs, primarily related to the opening of the Treasure Chest land-based casino, $9.0 million in asset writedowns and $3.0 million in demolition costs. During the nine months ended September 30, 2023 , the Company benefited from a $20.1 million reduction of the allowance on the Wilton Note for development advances over the 10 years prior to Sky River Casino opening offset by preopening costs of $7.6 million.

Impairment of Assets

During the nine months ended September 30, 2024, as a result of our first quarter impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. During the nine months ended September 30, 2023, as a result of our first quarter impairment review, the Company recorded an impairment charge of $4.5 million for goodwill related to our Managed & Other category.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, certain non-recurring litigation charges, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Interest expense, net of capitalized interest and interest income	$45.8	$40.8	$130.2	$106.5
Average long-term debt balance (1)	3,020.2	2,899.7	2,944.4	2,966.6
Weighted average interest rates	5.6%	5.5%	5.6%	5.4%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2024, increased $5.0 million, or 12.4%, from the prior year comparable period primarily due to a $3.9 million increase in interest expense, which was attributable to an increase in the weighted average long-term debt balance of $120.6 million. In addition, interest income declined $1.2 million due to a reduction in interest earned on the Wilton Note during the three months ended September 30, 2024, as the principal outstanding under the Wilton Note was fully repaid in the first quarter of 2024.

Interest expense, net of capitalized interest and interest income for the nine months ended September 30, 2024, increased $23.7 million, or 22.3%, from the prior year comparable period primarily due to a $21.2 million interest income decline driven by a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note during the nine months ended September 30, 2023. With the full repayment of outstanding principal under the Wilton Note during the first quarter of 2024, interest earnings related to the Wilton Note were minimal in the current year.

Income Taxes

The effective tax rates during the nine months ended September 30, 2024 and 2023 were 24.0% and 17.6%, respectively. Our tax rate for the nine months ended September 30, 2024, was unfavorably impacted by state taxes, nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by excess tax benefits and tax credits. Our tax rate for the nine months ended September 30, 2023, was favorably impacted by a second quarter 2023 release of state valuation allowances and the inclusion of excess tax benefits which were partially offset by the unfavorable impact of state taxes and certain nondeductible expenses, as a component of the provision for income taxes.

The Internal Revenue Service ("IRS") has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and is early in the process. As of September 30, 2024, and for the three and nine months then ended, there were no changes to our unrecognized tax benefits to date.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2024 and December 31, 2023, we had balances of cash and cash equivalents of $286.3 million and $304.3 million, respectively. In addition, we held restricted cash balances of $3.9 million and $3.7 million at September 30, 2024 and December 31, 2023, respectively. Our working capital deficit at September 30, 2024 and December 31, 2023, was $108.7 million and $67.0 million, respectively.

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

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Net cash provided by operating activities	$695.0	$697.3

Cash flows from investing activities
Capital expenditures	(289.2)	(279.0)
Payments received on note receivable	0.2	82.4
Cash paid for acquisition, net of cash received	(28.8)	—
Other investing activities	(2.7)	(3.0)
Net cash used in investing activities	(320.5)	(199.6)

Cash flows from financing activities
Net borrowings (payments) under credit facility	148.3	(146.0)
Share-based compensation activities	(9.6)	(14.5)
Shares repurchased and retired	(483.2)	(312.7)
Dividends paid	(47.5)	(47.8)
Other financing activities	(0.1)	(0.1)
Net cash used in financing activities	(392.1)	(521.1)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	—
Decrease in cash, cash equivalents and restricted cash	$(17.7)	$(23.4)

Cash Flows from Operating Activities

During the nine months ended September 30, 2024 and 2023, we generated consistent operating cash flows of $695.0 million and $697.3 million, respectively.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2024, we incurred net cash outflows for investing activities of $320.5 million comprised of capital expenditures of $289.2 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, slot machines, IT equipment and building projects at various properties. Investing cash outflow was also impacted by net cash paid of $28.8 million related to the acquisition of Resorts Digital. During the nine months ended September 30, 2023, we incurred net cash outflows for investing activities of $199.6 million comprised of capital expenditures of $279.0 million, primarily related to our Treasure Chest land-based casino project, Fremont food hall and slot floor expansion and renovation, various guest room remodels, IT equipment and building projects at various properties, offset by $82.4 million in payments received related to the outstanding principal on the Wilton Note.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash outflows from financing activities during the nine months ended September 30, 2024 and 2023, primarily reflect share repurchases, net payments on the outstanding principal under our Credit Facility or incremental borrowings under our Credit Facility, share-based compensation and dividends paid. During the second and third quarters of 2024, we increased borrowings under the Credit Facility as we increased our share repurchase activity during the same periods, resulting in net borrowings under the Credit Facility for the nine months ended September 30, 2024.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	September 30, 2024	December 31, 2023	Increase / (Decrease)
Credit facility	$1,194.6	$1,046.3	$148.3
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	0.4	0.5	(0.1)
Total long-term debt	3,095.0	2,946.8	148.2
Less current maturities	44.4	44.3	0.1
Long-term debt, net	$3,050.6	$2,902.5	$148.1

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In millions)	2024	2023
Revolving Credit Facility	$380.0	$180.0
Term A Loan	770.0	803.0
Swing Loan	44.6	63.3
Total outstanding principal amounts	$1,194.6	$1,046.3

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $380.0 million and $44.6 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,012.4 million as of September 30, 2024.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.7% and 7.2% at September 30, 2024 and December 31, 2023, respectively.

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

Covenant Compliance

As of September 30, 2024, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	September 30,	December 31,
(In millions)	2024	2023
Current assets	$446.1	$496.0
Noncurrent assets	10,221.8	9,588.6
Current liabilities	537.5	550.6
Noncurrent liabilities	4,072.8	3,944.6

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Nine Months Ended
(In millions)	September 30, 2024
Revenues	$2,809.6
Operating income	1,113.0
Income before income taxes	982.4
Net income	852.6

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023 and May 9, 2024. As of September 30, 2024, we were authorized to repurchase up to an additional $343.1 million in shares of our common stock under the Share Repurchase Program. We repurchased 3.5 million and 1.6 million shares during the three months ended September 30, 2024 and 2023, respectively, and 8.3 million and 4.8 million shares during the nine months ended September 30, 2024 and 2023, respectively.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 8, 2022	December 19, 2022	January 15, 2023	$0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $200 million to $250 million. In addition, we expect to spend an additional $75 million in 2024 for hotel renovation projects at six of our gaming entertainment properties. We intend to fund our capital expenditures through cash on hand, operating cash flows and availability under our Credit Facility.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital as well as capital spend required for identified growth projects. We expect to spend $100 million in 2024 on such growth projects, which includes the completion of the new land-based facility at Treasure Chest, which opened in June 2024, the expansion of meeting and convention space at Ameristar St. Charles and the start of construction of a new casino, Cadence Crossing. This new 10,000 square foot casino featuring 450 slots and several restaurants will replace our Jokers Wild casino and will be built on the site that currently holds our Jokers Wild casino.

During the nine months ended September 30, 2024, the company spent approximately $289 million of the total estimated $400 million to $425 million of capital spend expected in 2024.

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

After receiving approval from the City Council of Norfolk, Virginia in October 2024, we are executing on an opportunity for a new casino resort development in Norfolk, Virginia. We expect to open a small temporary facility in late 2025 and a permanent facility in late 2027. We currently expect the permanent facility will feature a 200-room hotel, eight food and beverage outlets and a casino with 1,500 slots and 50 table games. While we are still finalizing construction and development costs, we currently expect overall project costs of approximately $750 million.

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

As of September 30, 2024, our long-term variable-rate borrowings represented approximately 38.6% of total long-term debt. Based on September 30, 2024 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $11.9 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

See also "Liquidity and Capital Resources" above.

Item 4.        Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the "Report"), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

As discussed in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the identification of a material weakness in our internal control over financial reporting, as further discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  During the fourth quarter of 2023, management identified a material weakness related to the preparation and independent review of journal entries, which resulted in a lack of segregation of duties over the preparation, review, and recording of journal entries. The failure to maintain appropriate segregation of duties had a pervasive impact and consequently, this deficiency impacted control activities over all financial statement account balances, classes of transactions, and disclosures.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment. With the oversight of senior management, subsequent to December 31, 2023, a plan to remediate the underlying cause of the material weakness and improve the operating effectiveness of internal control over financial reporting and our disclosure controls was developed and was implemented. During the first quarter of 2024, we executed on all elements of our remediation plan as defined below and in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024. We continued to reinforce remediation efforts during the second and third quarters of 2024 and monitored operating effectiveness. As of September 30, 2024, management concluded that while no instances of improper segregation of duties over journal entries were identified, management will continue to monitor operating effectiveness through the fourth quarter before concluding on remediation of the material weakness. Specifically, the following remediation efforts occurred to ensure there were appropriate levels of independent reviews of journal entries, in order to address proper segregation of duties, including:

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
July 1, 2024 through July 31, 2024	630,935	$57.44	630,935	$508,877,733
August 1, 2024 through August 31, 2024	2,115,865	57.66	2,115,865	386,881,437
September 1, 2024 through September 30, 2024	714,340	61.31	714,340	343,086,975
Total	3,461,140	$58.37	3,461,140	$343,086,975

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

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2024.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer