Form 10-K
period 2024-12-31
BOYD GAMING CORP
filed 2025-02-21
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $3.6 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 17, 2025
Common stock, $0.01 par value	83,746,400

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2024 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

We have a strategic partnership with and are a 5% equity owner of FanDuel Group, the nation’s leading sports-betting operator. Through our strategic partnership, we pursue sports-betting opportunities, both at our properties and online, across the country. We operate FanDuel-branded sportsbooks at 16 of our properties. We also offer online sports-betting under the FanDuel brand in all states that our 28 gaming entertainment properties are located, except in Mississippi where online sports-betting has not been legalized, Missouri where online sports-betting was legalized in November 2024 but has not yet taken effect as regulations are being established, and in Nevada where we operate our own brand, Boyd Sports. In addition, we have market access agreements outside of Nevada with other third parties for online sports-betting.

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

In addition, we believe the following factors have contributed to our success in the past and are central to our success in the future:

•	we have an experienced management team;

•	our operations are geographically diversified;

•	we are focused on building loyalty and driving growth with our core customers, a valuable customer segment in our business;

•	our Las Vegas Locals properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	three of our properties are located in the growing downtown Las Vegas market and also market to a unique niche - Hawaiian customers;

•	we have used our increased free cash flow to strengthen our balance sheet, invest in our properties and return capital to shareholders; and

•	we have the ability to expand certain existing properties, develop new properties and to act opportunistically to make strategic acquisitions.

Properties

We view each of our 28 gaming entertainment properties and our online gaming operations as an operating segment. For financial reporting purposes, we aggregate these operations into four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations of Boyd Interactive. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management agreement with Wilton Rancheria and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner") with 921 gaming units in 164 locations across the state of Illinois as of December 31, 2024.

For financial information related to our segments as of and for the three years in the period ended December 31, 2024, see Note 14, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

As of December 31, 2024, we operated 27 of our 28 wholly owned gaming entertainment properties (as our Eastside Cannery property has remained closed since March 18, 2020 due to the current levels of demand in the market) offering a total of 1,764,063 square feet of casino space, 28,102 slot machines, 616 table games and 10,481 hotel rooms. We derive the majority of our revenues from gaming at our gaming entertainment properties and Lattner, which generated approximately 66% and 70% of our revenues in 2024 and 2023, respectively. Online revenues from Boyd Interactive and third-party market access arrangements, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under the collaborative arrangements, represent our next most significant revenue source, generating 15% and 11% of our revenues in 2024 and 2023, respectively. Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues in each of 2024 and 2023.

The following table sets forth certain information regarding our gaming entertainment properties (listed by Reportable Segment classification) as of and for the year ended December 31, 2024:

			Year
			Opened	Casino					Average
			or	Space	Slot	Table	Hotel	Hotel	Daily
		Location	Acquired	(Sq. ft.)	Machines	Games	Rooms	Occupancy	Rate
Las Vegas Locals
Gold Coast Hotel and Casino		Las Vegas, NV	2004	88,915	1,430	44	705	55%	$66
The Orleans Hotel and Casino		Las Vegas, NV	2004	135,460	1,860	54	1,885	68%	$72
Sam's Town Hotel and Gambling Hall		Las Vegas, NV	1979	120,681	1,401	12	645	53%	$79
Suncoast Hotel and Casino		Las Vegas, NV	2004	95,898	1,213	20	427	74%	$98
Eastside Cannery Casino and Hotel		Las Vegas, NV	2016	••	••	••	••	••	••
Aliante Casino + Hotel + Spa		North Las Vegas, NV	2016	125,000	1,389	26	202	91%	$109
Cannery Casino Hotel		North Las Vegas, NV	2016	86,000	1,158	20	200	72%	$94
Jokers Wild		Henderson, NV	1993	23,698	333	N/A	N/A	N/A	N/A
Downtown Las Vegas
California Hotel and Casino		Las Vegas, NV	1975	34,403	795	19	779	78%	$52
Fremont Hotel & Casino	•	Las Vegas, NV	1985	43,414	781	21	447	73%	$58
Main Street Station Hotel and Casino		Las Vegas, NV	1993	26,918	514	7	406	61%	$58
Midwest & South
Par-A-Dice Casino	•	East Peoria, IL	1996	26,116	561	18	202	57%	$88
Belterra Casino Resort •••	•	Florence, IN	2018	70,232	802	25	662	40%	$91
Blue Chip Casino Hotel Spa	•	Michigan City, IN	1999	65,000	1,311	22	486	51%	$95
Diamond Jo Casino	•	Dubuque, IA	2012	41,408	704	17	N/A	N/A	N/A
Diamond Jo Worth	•	Northwood, IA	2012	38,630	799	19	102	55%	$116
Kansas Star Casino	•	Mulvane, KS	2012	70,010	1,229	43	N/A	N/A	N/A
Amelia Belle Casino	•	Amelia, LA	2012	27,484	623	11	N/A	N/A	N/A
Delta Downs Racetrack Hotel & Casino	•	Vinton, LA	2001	45,000	1,463	N/A	370	46%	$80
Evangeline Downs Racetrack & Casino	•	Opelousas, LA	2012	39,208	1,093	N/A	N/A	N/A	N/A
Sam's Town Shreveport	•	Shreveport, LA	2004	29,285	752	15	514	39%	$82
Treasure Chest Casino	•	Kenner, LA	1997	47,000	934	33	N/A	N/A	N/A
IP Casino Resort Spa	•	Biloxi, MS	2011	81,700	1,142	45	1,088	64%	$80
Sam's Town Hotel and Gambling Hall Tunica	•	Tunica, MS	1994	39,740	531	7	335	30%	$58
Ameristar Casino * Hotel Kansas City •••		Kansas City, MO	2018	140,000	1,597	42	184	74%	$96
Ameristar Casino * Resort * Spa St. Charles •••		St. Charles, MO	2018	130,000	1,795	46	397	61%	$101
Belterra Park •••	•	Cincinnati, OH	2018	56,863	1,042	N/A	N/A	N/A	N/A
Valley Forge Casino Resort	•	King of Prussia, PA	2018	36,000	850	50	445	30%	$112
Total				1,764,063	28,102	616	10,481

N/A = Not Applicable

● These properties feature FanDuel-branded sportsbooks.

●● The Eastside Cannery Casino and Hotel remains closed due to local market conditions.

●●● Property is subject to a master lease agreement with a real estate investment trust.

We also own a travel agency in Hawaii. Financial results for the travel agency are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus marketing efforts on gaming customers from Hawaii.

Las Vegas Locals Properties

Our Las Vegas Locals segment consists of eight casinos that primarily serve the resident population in the Las Vegas metropolitan area. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. In recent years, the Las Vegas economy has strengthened, as reflected in the positive trends in employment, construction activity and visitation. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours. The target markets for our Las Vegas Locals segment consists primarily of local residents and visitors to the Las Vegas area.

Gold Coast Hotel and Casino

Gold Coast Hotel and Casino ("Gold Coast") is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from the entire Las Vegas Valley. Gold Coast's amenities include 705 recently remodeled hotel rooms and suites along with meeting facilities, multiple restaurant options and a 70-lane bowling center.

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

Suncoast Hotel and Casino

Suncoast Hotel and Casino ("Suncoast") is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. Suncoast features 427 hotel rooms, multiple restaurant options, banquet and meeting facilities, 16 stadium-seating movie theaters, a 64-lane bowling center, and a newly remodeled sportsbook.

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

Jokers Wild

Located in Henderson, the Jokers Wild is approximately 14 miles from the Las Vegas Strip and includes slots, a sportsbook and dining options. The principal customers of this property are Henderson residents. We are in the process of building a new casino on the current Jokers Wild site. The new casino will be Cadence Crossing and will replace the existing Jokers Wild casino upon opening. Cadence Crossing will feature a 10,000 square foot casino, 450 slots and several restaurants, and is expected to open in mid-2026.

Downtown Las Vegas Properties

Our three Downtown Las Vegas properties directly compete with nine other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii as well as tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal" or "California") in 1975. We have strong relationships with Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel & Casino ("Fremont") and Main Street Station Hotel and Casino ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2024, patrons from Hawaii comprised approximately 74% of the occupied room nights at the Cal, 35% of the occupied room nights at Fremont, and 45% of the occupied room nights at Main Street Station.

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

Main Street Station Hotel and Casino

Main Street Station's amenities include 406 recently remodeled hotel rooms and two restaurants. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Midwest & South Properties

Our Midwest & South properties consist of five land-based casinos, five dockside riverboat casinos, three racinos and four barge-based casinos that operate in nine states predominantly in the midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Midwest & South properties primarily serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions. Online sportsbooks are operated under the respective property gaming license of certain of our Midwest & South properties pursuant to collaborative arrangements with FanDuel or one of our other market access partners.

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

Belterra Casino Resort

Belterra Casino Resort ("Belterra Resort") is a dockside riverboat casino located in Florence, Indiana, approximately 50 miles from downtown Cincinnati, Ohio, 70 miles from Louisville, Kentucky, 60 miles from Lexington, Kentucky and 115 miles from Indianapolis, Indiana. Belterra Resort features 608 hotel rooms, a FanDuel branded sportsbook and an 18-hole championship golf course. The real estate utilized by Belterra Resort is subject to a Master Lease with Gaming and Leisure Properties, Inc. ("GLPI"). Ogle Haus Inn, a 54-room boutique hotel that we lease from GLPI, is operated by us and located near Belterra Resort.

Blue Chip Casino Hotel Spa

Blue Chip Casino Hotel Spa ("Blue Chip") is a dockside riverboat casino located in Michigan City, Indiana, which is 40 miles west of South Bend, Indiana and 60 miles east of Chicago, Illinois. The property competes primarily with six casinos in northern Indiana, southern Michigan and eastern Illinois and, to a lesser extent, with casinos in the Chicago area and racinos located near Indianapolis. The property features 486 recently renovated guest rooms, a spa and fitness center, dining and nightlife venues, meeting and event space, including a land-based pavilion, and a FanDuel branded sportsbook.

Diamond Jo Casino

Diamond Jo Casino ("Diamond Jo Dubuque") is a land-based casino located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa. Diamond Jo Dubuque is a two-story property that includes several dining outlets and bars. The property has meeting space, a 30-lane bowling alley, an entertainment venue and a FanDuel branded sportsbook.

Diamond Jo Worth

Diamond Jo Worth is a land-based casino situated on a 32-acre site in Northwood, Iowa, which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City, Iowa. The casino has a 102-room hotel, an event center, several dining options and a FanDuel branded sportsbook.

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

Amelia Belle Casino

The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana and is a three-level dockside riverboat with gaming, including a FanDuel branded sportsbook, located on the first two decks as well as a café on the first deck. The property's third deck includes a banquet room.

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

Treasure Chest Casino

Treasure Chest Casino ("Treasure Chest") opened its new land-based casino facility in June 2024. Prior to the opening of the land-based casino, the property was a dockside riverboat casino. The casino is located near Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans. The single-level facility features a 47,000-square-foot casino, several new restaurants and bars, nearly 10,000 square feet of convention and meeting space and a FanDuel branded sportsbook.

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

Sam's Town Hotel and Gambling Hall Tunica

Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica") is a barge-based casino located in Tunica County, Mississippi. The property has 335 hotel rooms, a FanDuel branded sportsbook, multiple dining venues, a recreational vehicle park, and entertainment venues.

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

Online

Boyd Interactive

On November 1, 2022, the Company completed the acquisition of Pala Interactive and Pala Canada (individually and collectively rebranded, "Boyd Interactive"). Boyd Interactive is an innovative online gaming technology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. Under the Stardust brand, we offer B2C online casino gaming in New Jersey, Pennsylvania and the Canadian province of Ontario. In January 2024, we began offering online social gaming via the Boyd Interactive platform in the United States and Ontario. Our B2B customers in the United States and Canada license our platform for use in their online casino offerings.

On September 1, 2024, the Company completed the acquisition of Resorts Digital Gaming, LLC ("Resorts Digital"), growing the Boyd Interactive business. Resorts Digital is an online casino operator based in New Jersey, operating a dual-brand strategy across Resorts Casino and Mohegan Sun. In addition to acquiring the existing online business under both brands, the acquisition included a 20-year marketing agreement with a 10-year renewal option that provides for marketing and promotional services at Resorts Casino in Atlantic City, New Jersey.

Online Sports Betting

Through our strategic partnerships with FanDuel and other third-party market access partners, we offer online sports wagering in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania.

Management Agreement

We have a management agreement with Wilton Rancheria, a federally recognized Native American tribe, to manage the Sky River Casino, a gaming entertainment complex, located southeast of Sacramento, California. Sky River Casino has over 2,100 slot machines and 80 table games with 18 food and beverage options and live entertainment. The Sky River Casino is currently expanding its amenities in two phases. The first phase of the expansion will add 400 slots and a 1,600-space parking garage and is expected to be completed in the first quarter of 2026. The second phase of the expansion will include a 300-room hotel, two additional food and beverage outlets, a day spa, and an entertainment and events center. The second phase is expected to be completed in mid-2027.

Competition

Our properties generally operate in highly competitive environments. We compete against other gaming companies as well as online gaming and other hospitality, entertainment and leisure companies. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets, including online gaming, or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. In addition, some of our properties compete with online gaming, to the extent it has been legalized, in and adjacent to the states we operate. We also compete for customers with other casino operators in and around our markets, including Native American casinos, and other forms of gaming, such as lotteries. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties, and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects.

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

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or not such legislation will be enacted. The federal government of the United States has also previously considered a federal tax on casino revenues and the elimination of betting on National Collegiate Athletic Association events. With the recent expansion of sports wagering in various states, and online casinos on a more limited basis, a federal government may enact legislation taxing and regulating sports wagering and online casino wagering, or alternatively may elect to prohibit such wagering. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

Human Capital and Labor Relations

As of December 31, 2024, we had 16,129 employees ("Team Members"), including 15,362 Team Members at our properties and 767 Team Members in our corporate function. We have collective bargaining agreements with six unions covering 1,090 employees.

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

We have formal, annual goal setting and performance review processes to drive engagement, performance and retention. Our commitment to Team Member engagement is evidenced by our average Team Member service tenure of 8.5 years. In our most recent survey, 77% of Team Members reported high levels of job satisfaction.

Corporate Social Responsibility ("CSR")

We believe our promotion of CSR initiatives is consistent with our values and an integral part of our success as a Company. Dating back to our Company’s founding, we strive to share our success with others, treating every stakeholder of our Company with respect and integrity, and making sure that our home communities are better places because we are a part of them.

We strive to help protect the environment and meaningfully reduce our consumption of natural resources across our nationwide operations. Through these efforts, we endeavor to find ways to continue to reduce our carbon footprint, lower water stress on our communities and reduce the amount of waste sent to the landfills, helping ensure the health of our shared environment for future generations.

We believe our long-term success is intertwined with healthy and vibrant communities. We look to invest in our communities, providing donations each year to non-profit organizations across the United States. When crises like pandemics or natural disasters strike our communities, we look for ways to support our neighbors and team members in need.

We strive to be an employer of choice and create a workplace environment that embraces all Team Members. Our commitment to being an employer of choice has been recognized by US News & World Report, which named Boyd Gaming one of "America's Best Companies to Work For" in 2024. Additionally, our Company's CSR initiatives were recognized by Newsweek magazine, which named us one of "America's Most Responsible Companies" in 2024.

We are committed to promoting responsible gaming throughout our operations and our marketing efforts, and to helping provide assistance to those who need help. We provide support to problem gambling and responsible gaming organizations across the country, require all employees to participate in annual responsible gaming awareness training and post prominent signage throughout our properties providing problem gambling helpline information. We also ensure all advertising and marketing includes information on problem gambling and additional information is available to our customers at our properties.

To fulfill our commitment to our shareholders to operate with the highest level of integrity and respect, we follow a robust set of corporate governance policies and procedures and have assembled an experienced Board of Directors that shares our commitment.

Corporate Information

Boyd Gaming was founded in 1975 and incorporated in Nevada in June 1988. Our principal executive offices are located at 6465 South Rainbow Boulevard, Las Vegas, Nevada 89118, and our main telephone number is (702) 792-7200. Our website is www.boydgaming.com. Information on our website is not incorporated by reference herein.

Available Information

We file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an Internet site, at http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our SEC filings are available on the SEC’s website. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005. A copy of this Annual Report on Form 10-K will be provided to a stockholder, with exhibits, without charge upon written request to Boyd Gaming Corporation, 6465 South Rainbow Boulevard, Las Vegas, Nevada 89118, (702) 792-7200, Attn: David Strow, Vice President, Corporate Communications.

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

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, statements regarding the factors listed below. The following factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	the general effect and expectation of the national and global economy on our business, including but not limited to interest rates and inflationary pressures, as well as the economies where our properties are located;
•	our business model, areas of focus and strategy for driving business results;
•	our ability to maintain the integrity of our information technology systems and to protect our internal information;
•	impacts caused by public health emergencies and man-made or natural disasters we may encounter;
•	competition, including expansion of gaming into additional markets including online gaming, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our expectations regarding future trends affecting the gaming industry and the impact of these trends on growth in our industry, future development opportunities, and merger and acquisition activity in general;
•	our compliance with government regulations, including our ability to receive and maintain necessary approvals for our projects;
•	the sufficiency of our cash flows from operating activities and financing sources to meet our projected operating and maintenance capital expenditures for the next twelve months;
•	indebtedness, including our ability to refinance or pay amounts outstanding under our credit agreement and our unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•	our belief that all pending litigation claims, if adversely decided, will not have a material effect on our business, financial position, results of operations or cash flows;
•	our estimates and expectations regarding anticipated taxes, tax credits or tax refunds;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests;
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All forward-looking statements in this Form 10-K (including any document incorporated by reference) are made only as of the date of the document in which they are contained, based on information available to us as of the date of that document, and we caution you not to place undue reliance on forward-looking statements in light of their associated risks and uncertainties. Forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, which could cause actual results to differ materially from those suggested by the forward-looking statements. If any of those risks and uncertainties were to materialize, actual results could differ materially from those discussed in any such forward-looking statement. Among the factors that could cause actual results to differ materially from those discussed in forward-looking statements are those discussed under the heading "Risk Factors" in this Annual Report on Form 10-K and in our other current and periodic reports filed with the SEC from time to time.

In addition, historical, current, and forward-looking CSR-related statements may be based on standards for measuring progress that are still developing and internal controls and processes that continue to evolve. Our CSR initiatives are subject to additional risks and uncertainties, including regarding the evolving nature of data availability, quality, and assessment; related methodological concerns; our ability to implement various initiatives under expected timeframes, cost, and complexity; our dependency on third parties to provide certain information and to comply with applicable laws and policies; and other unforeseen events or conditions. These factors, as well as others, may cause results to differ materially and adversely from those expressed in any of our forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Additionally, we may provide information that is not necessarily material for SEC reporting purposes but that is informed by various CSR and environmental, social and governance standards and frameworks (including standards for the measurement of underlying data), internal controls, and assumptions or third-party information that are still evolving and subject to change. Our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control.

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

Risks Related to our Business

Our business is particularly sensitive to reductions in discretionary consumer spending due to inflation and downturns in the economy.

Consumer demand for entertainment and other amenities at our casino hotel properties is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as inflation, rising interest rates, perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including any future housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

In 2008, we experienced a profound reduction in consumer demand as a result of the economic recession in the U.S. economy, and we are now experiencing the impacts of inflation, which are significantly impacting customer visitations and business revenue. Consumer spending habits changed significantly due to the recession in 2008, and we expect that consumer behavior due to inflation may be similarly altered for an extended period of time. Because our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an ongoing economic downturn could materially adversely affect our operating results and financial condition.

Failure to maintain the integrity of our information technology systems, protect our internal information, or comply with applicable privacy and data security regulations could adversely affect us.

We rely extensively on our computer systems to process customer transactions, manage customer and employee data, and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees, including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business, financial condition, and results of operations. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmitting, and storing of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats, and disruptions in our computer systems can occur notwithstanding the data security measures and disaster recovery plans that we have in place. Further, our systems are not fully redundant, and our disaster recovery planning cannot account for all possible scenarios. The cost and operational consequences of implementing further data security measures could be significant.

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

Additionally, the collection of customer and employee personal information imposes various privacy compliance-related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the federal government of the United States, and various foreign jurisdictions. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. California has enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which provides to California consumers certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Compliance with the CCPA may require us to incur significant costs and expenses. Similar laws have been passed or proposed in other states and at a federal level, reflecting a trend toward more stringent privacy legislation in the United States. In addition to fines and penalties that may be imposed for failure to comply with state law, some states provide for private rights of action to customers for misuse of or unauthorized access to personal information.

Compliance with privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties, and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third-party service providers engaged by us) may also result in damage to our reputation, vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

Our technology infrastructure is critical to the performance of our digital gaming operations, and any system failures, errors, defects, or disruptions could adversely affect our operations.

Our technology infrastructure is critical to the performance of our digital gaming operations and to user satisfaction, and we rely significantly on our computer systems and software to receive and properly process internal and external data. Our systems may not be adequate to avoid performance delays or outages that could be harmful to our online business. In addition, while we believe we have taken appropriate steps to protect our systems, we cannot guarantee that the measures we take to prevent cyberattacks and to protect our systems will be sufficient to ensure uninterrupted operation of our digital platform and provide absolute security. We may be subject to website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties that provide support to our operations, could result in a wide range of negative outcomes, each of which could materially affect the operation of our online business and our financial condition, results of operations and prospects.

Additionally, our computer systems and software may contain faults, errors, bugs, flaws or corrupted data, and these defects may affect our online offerings or cause systemic shutdowns. These types of issues could disrupt our operations or render a product unavailable. Inaccessibility or intermittent problems with our products could make users less likely to return to our digital platform as often, if at all, or to recommend our offerings to other potential users.

If our systems are damaged, breached, attacked, interrupted, or otherwise cease to function properly, we may be required to make significant investments to repair or replace them and may experience loss or corruption of critical data as well as suffer interruptions in our business operations in the interim.

Intense competition exists in the gaming industry, and we expect competition to continue to intensify.

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous gaming entertainment properties. We also compete with other non-gaming resorts and vacation destinations and with various other casino and entertainment businesses, including online gaming websites, and could compete with any new forms of gaming that may be legalized in the future. For example, there has been recent expansion of sports betting in various states with legislation allowing for sports betting in casinos and/or online. Expansion of traditional and online gaming in jurisdictions where we do not operate could create additional competition. The casino entertainment business is characterized by competitors that vary considerably in their size, type of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, amenities, management talent and geographic diversity. We face competition from nearby markets in addition to direct competition within our market areas. Furthermore, competition from online platforms continues to increase.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. Impairment charges of $10.5 million, $107.8 million and $40.8 million were recorded as a result of our 2024, 2023 and 2022 impairment tests and triggering event reviews, respectively.

If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

Risks Related to the Regulation of our Industry

We are subject to extensive governmental regulation, including federal, state and local laws affecting business in general, which may harm our business.

Our ownership, management and operation of gaming facilities are subject to extensive laws, regulations and ordinances, which are administered by various federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry, horse racetracks and casinos, including regulation with respect to gambling, live racing, and approval standards applicable to our directors, officers, key employees, joint venture partners and certain shareholders. We are also subject to regulations applicable to businesses generally, including regulation with respect to alcoholic beverages, smoking, currency transactions, taxation, zoning and building codes, anti-money laundering and marketing and advertising. A more detailed description of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 herewith. If significant additional or differing gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have an adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Additionally, some regulatory authorities have adopted laws and policies regarding climate considerations, emissions, and water usage. Such requirements could result in increased costs related to regulatory compliance, including potential additional capital expenditures.

We can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary could have a material adverse effect on us.

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

In addition, gaming companies are often subject to significant revenue-based taxes and fees, in addition to normal federal, state and local corporate income taxes. Such taxes and fees are subject to increase at any time and increases may be retroactive to prior years. A material increase in state and local taxes and fees could cause our business, financial condition and results of operations to be adversely affected.

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

Our operations could be impacted by extreme weather conditions.

Certain of our properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes, floods, tornadoes, wildfires, and winter storms. Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.

Our properties in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri, Ohio and Pennsylvania are at risk of experiencing snowstorms, tornadoes and flooding.

Snowstorms and other adverse weather conditions have interrupted our operations, damaged our properties and reduced the number of customers who visit our facilities in an affected area. Likewise, some of our properties have been forced to close for extended periods due to floods and hurricanes, and certain of our properties are in areas that have been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area. If there is a prolonged disruption at any of our properties due to natural disasters or other catastrophic weather events, our business, results of operations and financial condition could be materially adversely affected. In addition, the operations of critical suppliers could be negatively impacted by severe weather conditions, and which adversely affect our business.

There can be no assurance that we will be able to fully collect under our insurance coverage on any claims resulting from extreme weather conditions. If any of our properties are damaged or if our operations are disrupted because of extreme weather, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which we draw our patrons, our business, financial condition and results of operations could be materially adversely affected.

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

We currently conduct our Par-A-Dice, Blue Chip, Sam's Town Shreveport, Amelia Belle and Belterra Resort gaming operations on riverboats. Each of our riverboats must comply with the United States Coast Guard ("USCG") requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation and may also be subject to local zoning codes. The USCG requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved in the operation of the vessels. Loss of a vessel's Certificate of Inspection would preclude its use as a casino.

Some of our hotels and casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected hotel and/or casino.

We lease certain property on which our hotels and gaming facilities are located. As a lessee, we have the right to use the leased land, including the structures on such land; however, we do not retain fee ownership in the property. Accordingly, we have no interest in the land or improvements thereon at the expiration of the leases. Moreover, since we do not completely control the land underlying such property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases. While such interruption is unlikely, such events are beyond our control. If the entity owning any property chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business, financial condition and results of operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases, and we could lose possession of the affected property, including the underlying land, hotels and casinos. This could have a material adverse effect on our business, financial condition and results of operations. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the leases even if we decided to withdraw from those locations.

Risks Related to our Indebtedness

We have a significant amount of indebtedness.

We and our subsidiaries had approximately $3.2 billion of long-term debt on a consolidated basis as of December 31, 2024 (of which approximately $1.3 billion was outstanding under the Credit Facility) and which included approximately $44.0 million of current maturities of long-term debt and excludes approximately $13.0 million in aggregate outstanding letters of credit. In addition, an aggregate amount of approximately $895.7 million was available for borrowing under the Revolving Credit Facility as of December 31, 2024.

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

In addition, our Credit Facility contains certain financial covenants, including, without limitation, various covenants: (i) requiring the maintenance of a minimum consolidated interest coverage ratio on a quarterly basis of 2.50 to 1.00, (ii) requiring the maintenance of a maximum Consolidated Total Net Leverage Ratio ("CTNL Ratio") on a quarterly basis, (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions and (v) imposing restrictions on investments, dividends and certain other payments. The maximum permitted CTNL Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. Our maximum CTNL Ratio must be no higher than 4.50 to 1.00.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our Credit Facility and the indentures governing our senior notes do not fully prohibit us or our subsidiaries from doing so. Borrowings under the Credit Facility are effectively senior to our senior notes and the guarantees of our subsidiary guarantors to the extent of the value of the collateral securing such borrowings. If new debt is added to our consolidated debt levels the related risks that we face could intensify.

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

We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park (each an "OpCo," and collectively the "OpCos") from GLPI, pursuant to two triple net REIT Master Leases (the "Master Leases"). Current annual rent under the Master Leases is $111.4 million, with rental increases over time. The Master Leases also include substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties, including minimum annual capital investment requirements, and provides that we have assumed the risk of loss with respect to any casualty or condemnation event, including the obligation to repair or rebuild the facility.

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

Marianne Boyd Johnson, our Executive Chairman of the Board of Directors, together with her immediate family, beneficially owned approximately 27% of the Company's outstanding shares of common stock as of December 31, 2024. As such, the Boyd family has the ability to significantly influence our affairs, including electing the members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 1C.    Cybersecurity

Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are fully integrated into our approach to risk management, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our Board of Directors (the "Board"). The Company uses recognized frameworks from the National Institute of Standards and Technology as guidelines to inform its cybersecurity policies, standards, and practices. We generally approach cybersecurity matters through a cross-functional, multilayered approach, with specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, integrity and availability of the information that we collect and store to use in our business; (iii) protecting our intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with our Information Security Policies and Standards, our cybersecurity program focuses on the following areas:

•

Awareness: We maintain an extensive presence with cybersecurity threat operations functioning continuously and uninterrupted with the specific goal of identifying, preventing, and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.

•

Systems Safeguards: We deploy systems safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.

•

Collaboration: We use collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.

•

Third-Party Risk Management: We employ a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as third-party systems that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

•

Training: We provide regular mandatory training for personnel regarding cybersecurity threats, which reinforces our information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel. We also publish an internal newsletter on a monthly and ad-hoc basis for enterprise-wide consumption to promote awareness of trends in cybersecurity threats and attack techniques.

•

Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that fully address our response to and recovery from a cybersecurity incident, and such plans are tested and evaluated on a periodic basis.

•

Communication, Coordination and Disclosure: We take a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, internal audit and other key business functions and engage with our Board in an ongoing dialogue regarding cybersecurity threats and incidents while also implementing controls and procedures for the assessment and escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.

•	Governance: Our Board regularly interacts with our Chief Information Security Officer and other members of management on cybersecurity risk management.

A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, vulnerability testing, and other exercises focused on evaluating our cybersecurity measures effectiveness. We regularly engage third parties to perform assessments of our cybersecurity program, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Board, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided.

Governance

Our Board oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that management implements to address risks from cybersecurity threats. Our Board receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our Board also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least quarterly, the Board discusses the Company’s approach to cybersecurity risk management with our Chief Information Security Officer ("CISO").

Our CISO is the member of our management team that is principally responsible for overseeing our cybersecurity program, in partnership with other business leaders across the Company. Our CISO has served in various roles in information technology and information security for over 25 years and holds a degree in Business Administration with a major in Accounting and Finance and a graduate degree in International Management. Our CISO also holds advanced certifications as a Certified Information Systems Security Professional and as a Qualified Technology Executive granted by Digital Directors Network and works in coordination with the other members of management, including, but not limited to, the Company’s President and Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel. Our Chief Technology Officer holds an undergraduate degree in computer science and economics from Northwestern and has served in various roles in information technology for over 33 years with Boyd Gaming and numerous other public companies. The Company’s President and Chief Executive Officer, Chief Financial Officer, and General Counsel each hold undergraduate and graduate degrees in their respective fields, and each has years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

Our CISO works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response and recovery plans. Through the ongoing communications from these teams, the CISO monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and reports such incidents to the Board when appropriate.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including our business strategy, results of operations, or financial condition. We believe with the cybersecurity and governance program we have in place that we have and continue to implement effective processes and controls to prevent cybersecurity incidents from being reasonably likely to materially affect the Company. Refer to "Item 1A. Risk Factors" in this annual report on Form 10-K, including “Failure to maintain the integrity of our information technology systems, protect our internal information, or comply with applicable privacy and data security regulations could adversely affect us”, for additional discussion about cybersecurity-related risks.

ITEM 2.    Properties

Information relating to the location and general characteristics of our properties is provided in Part I, Item 1, Business - Properties, and is incorporated herein by reference.

As of December 31, 2024, some of our properties utilized leased property in their operations.

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

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BYD". On February 17, 2025, the closing sales price of our common stock on the NYSE was $78.53 per share. On that date, we had approximately 464 holders of record of our common stock and our directors and executive officers owned approximately 30% of the outstanding shares. There are no other classes of common equity outstanding.

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024 and December 5, 2024. We repurchased 11.1 million shares during the year ended December 31, 2024. As of December 31, 2024, $640.5 million of repurchase authorization remained available under the Share Repurchase Program.

The following table discloses share repurchases that we have made pursuant to the Share Repurchase Program during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
October 1, 2024 through October 31, 2024	552,958	$65.25	552,958	$307,006,688
November 1, 2024 through November 30, 2024	1,168,810	72.43	1,168,810	222,348,874
December 1, 2024 through December 31, 2024	1,100,667	74.41	1,100,667	640,453,301
Totals	2,822,435	$71.79	2,822,435	$640,453,301

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

Our Definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P MidCap 400") and to the Dow Jones U.S. Gambling Index ("Dow Jones US Gambling"). The performance graph assumes that $100 was invested on December 31, 2019 in each of the Company's common stock, the S&P MidCap 400 and Dow Jones US Gambling, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boyd Gaming Corporation, the S&P MidCap 400 Index
and the Dow Jones US Gambling Index

$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Boyd Gaming Corporation
S&P MidCap 400
Dow Jones US Gambling

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	Indexed Returns
	Boyd Gaming Corp.	S&P MidCap 400	Dow Jones US Gambling
December 2020	143.35	113.66	89.66
December 2021	219.00	141.80	78.17
December 2022	184.16	123.28	58.28
December 2023	213.58	143.54	75.96
December 2024	250.18	163.54	75.79

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. For the year ended December 31, 2022, and changes from the year ended December 31, 2022 to the year ended December 31, 2023, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

Our primary areas of focus are: (i) growing revenues and building loyalty among our core customers; (ii) ensuring our existing operations are managed as efficiently as possible and remain positioned for growth; (iii) maintaining the strength of our balance sheet, including our leverage ratios, and finding opportunities to diversify and increase cash flow; (iv) returning capital to shareholders through share repurchases and dividends; (v) furthering our corporate social responsibility ("CSR") initiatives, including our continued efforts to strive to reduce our consumption of natural resources; (vi) pursuing online gaming opportunities to build a regional online casino business as states allow online casino gaming in and around the states we operate; and (vii) successfully pursuing our growth strategy, which is built on identifying development opportunities in our existing portfolio and acquiring assets that we believe are a strategic fit and provide an appropriate return to our shareholders.

EXECUTIVE OVERVIEW

Boyd Gaming Corporation (the "Company," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975.

As of December 31, 2024, we had 28 wholly owned gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have geographically diversified gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a B2B and B2C online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our acquisitions of Pala Interactive and Pala Canada on November 1, 2022 and Resorts Digital on September 1, 2024 (collectively, "Boyd Interactive"). To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner, our Illinois distributed gaming operator.

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

We also own a travel agency located in Hawaii. Financial results for our travel agency are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

Most of our gaming entertainment properties also include a hotel, restaurants, bars, a sportsbook, retail and other amenities. Our main business emphasis is on slot revenues, which are highly dependent upon the number of visits and spending levels of customers at our properties.

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

Commitment to CSR

We seek to fulfill our commitment to CSR through four core pillars: Environment, People, Communities and Corporate Governance. We invest in the well-being of our communities and future generations through economic contributions and endeavor to reduce our carbon footprint, strive to be an employer of choice where every Team Member is treated with dignity and respect, and promote a culture of conducting business with the highest level of integrity.

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our gaming entertainment properties. These key performance measures include the following:

•

Gaming revenue measures: slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash, including digital funds transferred from the players' cashless "BoydPay" wallets, deposited in table games drop boxes, plus the sum of the markers issued at all table games, are measures of volume and/or market share. Slot win and table game hold, which refers to the amount of money wagered on slot machines and table games, respectively, that is retained by us and recorded as gaming revenues. This figure represents the difference between total wagers made by customers and the winnings they receive on slot machines and table games. Slot win percentage and table game hold percentage are not fully controllable by us, and represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

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

RESULTS OF OPERATIONS

Overview

	Year Ended December 31,
(In millions)	2024	2023
Total revenues	$3,930.2	$3,738.5
Operating income	927.8	901.8
Net income	578.0	620.0

Total Revenues

Total revenues increased $191.7 million, or 5.1%, for 2024 as compared to 2023 due primarily to the following: (i) an increase in online revenue of $184.0 million, which was driven by an increase of $122.5 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the year ended December 31, 2024, as compared to the prior year comparable period, a $38.1 million increase in revenue under our market access agreements and a $23.4 million increase in revenue from Boyd Interactive's operations; (ii) an increase in food & beverage revenue of $15.1 million primarily due to an increase in average guest check of 6.1%; (iii) an increase of $11.5 million related to the Sky River Casino management fee; and (iv) offset by a decrease in gaming revenue of $29.4 million. The gaming revenue decline was primarily driven by the first quarter, which contributed to $30.2 million of the gaming revenue decline for the year. Further, more than half of the $29.4 million gaming revenue decline, or $23.0 million, was related to January as severe winter storms impacted the Midwest & South segment. In addition, gaming revenues were down from the prior year due primarily to competitive pressures from a new competitor that opened in our Las Vegas Locals market. Year over year gaming revenue trends improved the latter half of 2024 as the increase in gaming revenue from our new land-based Treasure Chest casino that opened in June 2024 offset the competitive pressures in the Las Vegas Locals market.

Operating Income

In 2024, our operating income increased $25.9 million, or 2.9%, as compared to 2023. Operating income was favorably impacted by: (i) $97.3 million decrease in impairment of assets over the prior year comparable period as the Company recorded an impairment charge of $10.5 million during 2024 related to a gaming license right in the Midwest & South segment, compared to $107.8 million in impairment charges during 2023; and (ii) $38.1 million increase in revenue under our market access agreements, which we receive as revenue share under our collaborative arrangements. While online revenues grew $184.0 million, $122.5 million of the online revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is also recorded as an expense. Operating income was unfavorably impacted by: (i) $37.3 million increase in selling, general and administrative expenses which were driven by property insurance increases and wage increases; (ii) $19.9 million increase in depreciation and amortization driven by the completion of the new land-based casino at Treasure Chest in June 2024 and our hotel room renovations at Gold Coast, Blue Chip and Ameristar St. Charles; (iii) $9.6 million increase in other operating items, primarily driven by litigation reserves in the current year as compared to a settlement received in the prior year; and (iv) $37.5 million increase in project development, preopening and writedowns expenses. The $37.5 million increase in project development, preopening and writedowns expense over the prior year is driven by: (i) $5.0 million increase in preopening expenses primarily related to the opening of the Treasure Chest land-based casino; (ii) $12.5 million increase in asset writedowns and demolition costs; and (iii) $20.1 million reduction of the allowance on a note receivable with Wilton Rancheria ("Wilton Note") in the prior year for development advances over the 10 years prior to the Sky River Casino opening as we evaluated the current expected credit losses after an amendment to Wilton Rancheria’s third-party construction loan in March 2023 that allowed for payments to us to begin in March 2023.

Net Income

For the year ended December 31, 2024, net income was $578.0 million, compared with net income of $620.0 million for the prior year. This decrease was primarily due to the following: (i) $41.2 million increase in the income tax provision as 2023 benefited from the release of state tax valuation allowances of $35.9 million; (ii) $22.3 million interest income decline due to a reduction in interest earned on the Wilton Note during 2024, as the principal outstanding under the Wilton Note was fully repaid in the first quarter; (iii) $6.2 million increase in interest expense from the prior year comparable period due to an increase in the weighted average long-term debt balance of $42.2 million; offset by (iv) an increase in operating income of $25.9 million, as discussed above.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which generated approximately 66% and 70% of our revenues in 2024 and 2023, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating 15% and 11% of revenues in 2024 and 2023, respectively. Food & beverage revenues, room revenues, management fee revenues and other revenues each separately contributed less than 8% of revenues in each of 2024 and 2023.

	Year Ended December 31,
(In millions)	2024	2023
REVENUES
Gaming	$2,583.9	$2,613.3
Food & beverage	303.5	288.5
Room	204.6	199.1
Online	606.3	422.2
Management fee	88.4	76.9
Other	143.5	138.5
Total revenues	$3,930.2	$3,738.5

DEPARTMENTAL OPERATING EXPENSES
Gaming	$999.8	$1,000.2
Food & beverage	253.9	240.9
Room	77.6	73.5
Online	497.8	359.0
Other	51.3	46.3
Total departmental operating expenses	$1,880.4	$1,719.9

MARGINS
Gaming	61.3%	61.7%
Food & beverage	16.3%	16.5%
Room	62.1%	63.1%
Online	17.9%	15.0%
Other	64.3%	66.6%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $29.4 million, or 1.1%, decrease in gaming revenues during 2024 as compared to the prior year, was primarily due to declines in table game hold of 1.5%, table game drop of 1.3% and slot handle of 0.3%. Gaming revenues were impacted primarily by winter storms throughout the Midwest & South in January and competitive pressures throughout the year in the Las Vegas Locals segment after a new competitor entered the market in December 2023, both as discussed above.

Food & Beverage

Food & beverage revenues increased $15.1 million, or 5.2%, during 2024 as compared to prior year, primarily due to an increase in average guest check of 6.1%.

Room

Room revenues increased $5.5 million, or 2.8%, in 2024 compared to 2023 due primarily to an increase in hotel occupancy rate of 1.5%.

Online

Online revenues increased $184.0 million in 2024 compared to 2023 primarily driven by an increase of $122.5 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, a $38.1 million increase in revenue under our market access agreements, including $32.1 million of one-time market access fees, and a $23.4 million increase in revenue from Boyd Interactive's operations, inclusive of Resorts Digital upon acquisition on September 1, 2024.

Management Fee

Management fee revenues of $88.4 million and $76.9 million in 2024 and 2023, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased by $5.0 million, or 3.6%, during 2024 as compared to the prior year.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine profitability based on Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, loss on early extinguishments and modifications of debt and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas, and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency located in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

EBITDAR is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, facilitates comparisons between us and our competitors and provides our investors a more complete understanding of our operating results before the impact of investing transactions, financing transactions and income taxes. We have historically adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results.

The following table presents our total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenue and total Adjusted EBITDAR:

	Year Ended December 31,
(In millions)	2024	2023
Total revenues
Las Vegas Locals	$894.5	$928.1
Downtown Las Vegas	230.1	222.4
Midwest & South	2,063.4	2,042.0
Online	606.2	422.2
Managed & Other	136.0	123.8
Total revenues	$3,930.2	$3,738.5

Adjusted EBITDAR (1)
Las Vegas Locals	$428.4	$471.0
Downtown Las Vegas	83.3	85.5
Midwest & South	765.7	781.7
Online	107.6	62.3
Managed & Other	96.2	84.5
Corporate expense	(90.6)	(90.2)
Adjusted EBITDAR	$1,390.6	$1,394.8

(1) Refer to Note 14, Segment Information, in the notes to the consolidated financial statements for a reconciliation of Adjusted EBITDAR to net income, as reported in accordance with GAAP in our accompanying consolidated statements of operations.

Las Vegas Locals

Total revenues decreased $33.6 million, or 3.6%, during 2024 as compared to the prior year, due primarily to a $36.9 million decline in gaming revenues. The decrease in gaming revenues was attributable to declines in table game hold of 7.8%, table game drop of 3.2%, slot handle of 3.7% and slot win of 3.1% from the prior year. The Las Vegas Locals segment was impacted by competitive pressures with a new competitor entering the market in December 2023. Absent these competitive pressures that have impacted two of our properties, the rest of the Las Vegas Locals segment performed in-line or slightly above the overall same-store market.

Adjusted EBITDAR decreased $42.5 million, or 9.0%, during 2024 as compared to the prior year, due primarily to the gaming revenues decline discussed above and overall cost pressures, primarily in labor as we completed our efforts in 2023 to increase the hourly minimum rate to $15 per hour for all non-tipped, non-represented positions and also property insurance.

Downtown Las Vegas

Total revenues increased $7.7 million, or 3.5%, during 2024 as compared to the prior year, reflecting revenue increases in all departmental categories. Room revenues increased $2.5 million as the hotel occupancy rate increased 7.7% and food & beverage revenues increased $2.5 million as average guest check increased 4.6%. In addition, gaming revenues increased $2.0 million primarily due to increases in slot win of 4.6% and slot handle of 3.2%. These increases were primarily attributable to our recently completed renovation and expansion at the Fremont Hotel & Casino and the hotel remodel at Main Street Station Hotel and Casino, both of which were completed in the fourth quarter of the prior year.

Adjusted EBITDAR decreased $2.2 million, or 2.6%, during 2024 as compared to the prior year, primarily due to wage increases from our minimum wage increase and also property insurance cost increases.

Midwest & South

Total revenues increased $21.5 million, or 1.1%, in 2024 as compared to 2023, reflecting revenue increases in all departmental categories. Food & beverage revenue increased $12.9 million, which was driven by a 7.2% increase in average guest check, offset by a 5.0% decrease in food covers. Gaming revenues increased $6.0 million primarily due to increases in table game hold of 1.4% and slot win of 1.0%. These increases were driven by strong third and fourth quarter performances at Treasure Chest, which opened its new land-based casino in June 2024.

Adjusted EBITDAR decreased $16.0 million, or 2.0%, in 2024 as compared to 2023, due primarily to property insurance increases and wage increases as we increased the minimum wage in the prior year, all as discussed above.

Online

Online revenues increased $184.0 million, or 43.6%, in 2024 as compared to 2023, primarily driven by an increase of $122.5 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, a $38.1 million increase in revenue under our market access agreements, including $32.1 million of one-time market access fees, and a $23.4 million increase in revenue from Boyd Interactive's operations, inclusive of Resorts Digital upon acquisition on September 1, 2024.

Adjusted EBITDAR increased by $45.3 million, or 72.6%, in 2024 as compared to 2023, due primarily to revenues under our market access agreements and continued growth from Boyd Interactive. We recorded one-time market access fees of $32.1 million during 2024 that contributed to year over year Adjusted EBITDAR growth. As discussed earlier, there is an equal amount of expense recorded for the revenue recorded related to the reimbursement of gaming taxes and other expenses, thus resulting in no impact to Adjusted EBITDAR.

Managed & Other

In 2024, total revenues increased by $12.1 million and Adjusted EBITDAR increased by $11.7 million, as compared to 2023, primarily due to an $11.5 million increase in Sky River Casino management fees for 2024 compared to 2023.

Other Operating Costs and Expenses

The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2024	2023
Selling, general and administrative	$427.2	$389.9
Master lease rent expense	111.4	108.4
Maintenance and utilities	148.4	151.0
Depreciation and amortization	276.6	256.8
Corporate expense	113.9	116.0
Project development, preopening and writedowns	28.6	(8.9)
Impairment of assets	10.5	107.8
Other operating items, net	5.4	(4.2)

Selling, General and Administrative

Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of revenues, were 10.9% and 10.4% for 2024 and 2023, respectively. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expenses were impacted in 2024 by increased wages as a result of our minimum wage increase to $15 per hour and property insurance costs.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat year over year at $111.4 million and $108.4 million during 2024 and 2023, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues,remained generally consistent at 3.8% and 4.0% for 2024 and 2023, respectively.

Depreciation and Amortization

Depreciation and amortization expense, as a percentage of revenues, remained generally consistent at 7.0% and 6.9% in 2024 and 2023, respectively.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other administrative expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented 2.9% and 3.1% of revenues for 2024 and 2023, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During 2024, the Company incurred $15.0 million in project development and preopening costs, primarily related to the opening of the Treasure Chest land-based casino and other development projects, $10.7 million in asset writedowns and $3.0 million in demolition costs. During 2023, the Company benefited from a $20.1 million reduction of the allowance on the Wilton Note for development advances over the last 10 years prior to the Sky River Casino opening offset by preopening costs of $10.0 million.

Impairment of Assets

Impairment of assets in 2024 includes non-cash impairment charges of $10.5 million for a gaming license right related to our Midwest & South segment primarily related to a decline in operational performance.

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

Other Operating Items, Net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, certain non-recurring litigation charges, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. The $5.4 million of other operating items, net in 2024, was primarily driven by non-recurring litigation reserves. During 2023, the $4.2 million favorable amount of other operating items, net, was primarily driven by a one-time settlement payment received.

Other Expense (Income)

Interest Expense, Net

	Year Ended December 31,
(In millions)	2024	2023
Interest expense, net of capitalized interest and interest income	$175.8	$147.4
Average long-term debt balance (1)	2,987.4	2,945.2
Weighted average interest rates	5.6%	5.4%

Mix of Debt at Year End
Fixed rate debt	59.4%	64.5%
Variable rate debt	40.6%	35.5%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, increased $28.4 million, or 19.3%, from 2023 to 2024. The increase was attributable to a $22.3 million interest income decline driven by a reduction of the allowance for the expected loss for interest on the Wilton Note and interest earned on such note during 2023. With the full repayment of outstanding principal under the Wilton Note during the first quarter of 2024, interest earnings related to the Wilton Note were minimal in the current year. In addition, interest expense increased $6.2 million due primarily to an increase in the weighted average long-term debt balance of $42.2 million.

Income Taxes

The effective tax rate on income from continuing operations during 2024 and 2023 was 23.1% and 17.6%, respectively. Our effective tax rates for 2024 and 2023 were unfavorably impacted by certain nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by the inclusion of excess tax benefits related to equity compensation, as a component of the provision for income taxes. The 2024 effective tax rate was unfavorably impacted by state taxes and favorably impacted by foreign tax benefits. The 2023 effective tax rate was favorably impacted by the release of state valuation allowances and foreign tax benefits.

The Internal Revenue Service ("IRS") has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and is still ongoing. As of December 31, 2024, and for the year then ended, there were no changes to our unrecognized tax benefits to date.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balances were $316.7 million and $304.3 million at December 31, 2024 and 2023, respectively. In addition, we held restricted cash balances of $4.7 million and $3.7 million at December 31, 2024 and 2023, respectively. Our working capital deficit at December 31, 2024 and 2023 was $61.2 million and $67.0 million, respectively.

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2024	2023
Net cash provided by operating activities	$957.1	$914.5

Cash flows from investing activities
Capital expenditures	(400.4)	(374.0)
Cash paid for acquisitions, net of cash received	(30.3)	—
Payments received on note receivable	0.2	113.6
Other investing activities	(3.4)	(3.9)
Net cash used in investing activities	(433.9)	(264.3)

Cash flows from financing activities
Net borrowings (payments) under credit facilities	254.0	(141.5)
Shares repurchased and retired	(685.9)	(412.7)
Dividends paid	(62.7)	(63.6)
Share-based compensation activities, net	(14.8)	(19.3)
Other financing activities	(0.2)	(0.1)
Net cash used in financing activities	(509.6)	(637.2)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.2)	(0.1)
Increase in cash, cash equivalents and restricted cash	$13.4	$12.9

Cash Flows from Operating Activities

During 2024 and 2023, we generated net operating cash flow of $957.1 million and $914.5 million, respectively. Operating cash flows for 2024 increased primarily due to the timing of accounts receivable payments received, primarily reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Cash Flows from Investing Activities

Our industry is capital intensive, and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2024, we incurred net cash outflows for investing activities of $433.9 million comprised of capital expenditures of $400.4 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, slot machines, IT equipment and building projects at various properties. Investing cash outflows were also impacted by net cash paid of $30.3 million related to the acquisition of Resorts Digital.

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

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, returning capital to shareholders, repayments of obligations and ongoing operations.

The net cash outflows of $509.6 million for financing activities in 2024 is primarily driven by $685.9 million in share repurchases and $62.7 million in dividends paid, reflecting the priority of our capital return program and focus on returning capital to shareholders. During 2024, we increased borrowings under the Credit Facility as we increased our share repurchase activity and acquired Resorts Digital, resulting in net borrowings under the Credit Facility for 2024.

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

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

	December 31,	December 31,	Increase /
(In millions)	2024	2023	(Decrease)
Credit facility	$1,300.3	$1,046.3	$254.0
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Other	—	0.5	(0.5)
Total long-term debt	3,200.3	2,946.8	253.5
Less current maturities	44.0	44.3	(0.3)
Long-term debt, net of current maturities	$3,156.3	$2,902.5	$253.8

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

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In millions)	2024	2023
Revolving Credit Facility	$475.0	$180.0
Term A Loan	759.0	803.0
Swing Loan	66.3	63.3
Total outstanding principal amounts	$1,300.3	$1,046.3

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $475.0 million and $66.3 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $895.7 million as of December 31, 2024.

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

The blended interest rate for outstanding borrowings under the Credit Facility was 6.2% and 7.2% at December 31, 2024 and December 31, 2023, respectively.

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

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 ("4.750% Senior Notes due 2027"). The 4.750% Senior Notes due 2027 require semi-annual interest payments on June 1 and December 1 of each year. The 4.750% Senior Notes due 2027 will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2027 were used to finance the redemption of all of our outstanding 6.875% senior notes due 2023 and prepay a portion of our Prior Refinancing Term B Loan.

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

Senior Notes Restrictive Covenants

Each of the Senior Notes contains certain restrictive covenants that, subject to exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries (as defined in the base and supplemental indentures governing the respective notes to incur additional indebtedness or liens, pay dividends or make distributions or repurchase our capital stock, make certain investments, and sell or merge with other companies). In addition, upon the occurrence of a change of control (as defined in the respective indenture), we will be required, unless certain conditions are met, to offer to repurchase the Senior Notes at a price equal to  101% of the principal amount of the Senior Notes, plus accrued and unpaid interest and Additional Interest (as defined in the respective indenture), if any, to, but not including, the date of purchase. If we sell assets, we will be required under certain circumstances to offer to purchase the Senior Notes.

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2024, the available borrowing capacity under our Credit Facility was $895.7 million.

Covenant Compliance

As of December 31, 2024, we were in compliance with the financial and other covenants of our debt instruments.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
Year Ending December 31,
2025	$44.0
2026	44.0
2027	2,212.3
2028	—
2029	—
Thereafter	900.0
Total outstanding principal of long-term debt	$3,200.3

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	December 31,
(In millions)	2024	2023
Current assets	$493.6	$496.0
Noncurrent assets	10,462.7	9,588.6
Current liabilities	543.6	550.6
Noncurrent liabilities	4,198.9	3,944.6

Summarized combined results of operations information for the parent company and the Guarantors is as follows:

Year Ended
(In millions)	December 31, 2024
Revenues	$3,937.1
Operating income	1,700.7
Income before income taxes	1,524.8
Net income	1,350.9

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18

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

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024 and December 5, 2024. We are not obligated to repurchase any shares under this program and repurchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 11.1 million shares and 6.5 million shares during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we were authorized to repurchase up to an additional $640.5 million of our common stock under the Share Repurchase Program.

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

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties to maintain our quality standards ranges from between $200 million and $250 million. In addition, we expect to spend an additional $100 million in 2025 for hotel room renovation projects at three of our gaming entertainment properties. We intend to fund such capital expenditures through cash on hand, our Credit Facility and operating cash flows.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. In 2025, we expect to spend an additional $100 million in growth projects, which includes the expansion of meeting and convention space at Ameristar St. Charles and the start of construction of a new casino, Cadence Crossing. This new 10,000 square foot casino featuring 450 slots and several restaurants will replace our Jokers Wild casino and will be built on the site that currently holds our Jokers Wild casino.

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We plan to open a modest transitional casino in late 2025 and the resort, featuring 1,500 slots, 50 table games, a 200-room hotel, eight food and beverage outlets and other amenities, in late 2027. We expect to spend between $150 million and $200 million on this project in 2025.

CONTRACTUAL OBLIGATIONS

The following summarizes our undiscounted contractual obligations as of December 31, 2024:

	Year Ending December 31,
(In millions)	Total	2025	2026	2027	2028	2029	Thereafter
CONTRACTUAL OBLIGATIONS
Long-Term Debt
Credit Facility	$1,300.3	$44.0	$44.0	$1,212.3	$—	$—	$—
4.750% senior notes due 2027	1,000.0	—	—	1,000.0	—	—	—
4.750% senior notes due 2031	900.0	—	—	—	—	—	900.0
Total long-term debt	3,200.3	44.0	44.0	2,212.3	—	—	900.0

Interest on Fixed Rate Debt (1)	414.6	90.3	90.3	86.3	42.7	42.7	62.3

Interest on Variable Rate Debt (1)	166.9	78.5	75.8	12.6	—	—	—

Operating Leases - Master Leases	140.8	112.6	28.2	—	—	—	—

Operating Leases - Other	382.2	24.2	22.0	20.4	18.9	17.0	279.7

Purchase Obligations (2)	151.3	63.7	23.9	17.6	6.3	5.8	34.0

TOTAL CONTRACTUAL OBLIGATIONS	$4,456.1	$413.3	$284.2	$2,349.2	$67.9	$65.5	$1,276.0

(1)

Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2024. Estimated interest payments for variable-rate debt are based on rates at December 31, 2024.

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

After receiving approval from the City Council of Norfolk, Virginia in October 2024, we are executing on an opportunity for a new casino resort development in Norfolk, Virginia. As discussed above in Capital Spending and Development, we expect to open a modest transitional facility in late 2025 and the resort in late 2027.

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

Outstanding Letters of Credit

At December 31, 2024, we had outstanding letters of credit totaling $13.0 million.

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

Recoverability of Long-Lived Assets

Our long-lived assets, excluding indefinite-lived intangible assets and goodwill (both of which are discussed further below), were carried at $3.6 billion at December 31, 2024, or 56.3% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow ("DCF") model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. The guidance permits an entity to make a qualitative assessment, referred to as "Step Zero," of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We utilized this option for our 2024 annual impairment test for certain of our indefinite-lived intangible assets. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment by performing a qualitative ("Step Zero") analysis for our indefinite-lived intangibles to determine if it is more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We solicit third party valuation expertise to assist in the valuation of those indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment test, performed as of October 1, 2024, resulted in no impairment charges.

We evaluate on a quarterly basis whether any triggering events or changes in circumstances would indicate an impairment condition may exist. This evaluation requires significant judgment, including consideration of whether there have been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. As a result of our first quarter 2024 triggering event review, we recorded a gaming license right impairment charge of $10.5 million. If an event described above occurs, and results in a significant impact to our revenue and profitability projections, or any significant assumption in our valuation methods is adversely impacted, the impact could result in a material impairment charge in the future.

Management makes significant judgments and estimates as part of these analyses that are inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, resulting in an impairment charge of trademarks and gaming license rights in an amount up to its book value of $1.3 billion. For the year ended December 31, 2024, the Company recorded a $10.5 million gaming license right impairment, as noted above, related to one gaming license right in the Midwest & South segment that had an estimated fair value that did not exceed its carrying value. Additionally, trademarks and gaming license rights in the Midwest & South segment had estimated fair values that did not significantly exceed their respective carrying values.

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

The two methodologies were weighted 50.0% toward the income approach and 50.0% toward the market approach, to arrive at an overall fair value. Our annual impairment test as of October 1, 2024, resulted in no goodwill impairment charges. We evaluate quarterly whether any triggering events or changes in circumstances have occurred that would indicate an impairment condition more than likely would exist. This evaluation requires significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this quarterly evaluation, we concluded that there had not been a triggering event or change in circumstance that indicated an impairment condition existed.

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

Additionally, several of the assumptions underlying the DCF method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following significant projections of future cash flows, assumptions and estimates to determine value under the DCF method: total revenue, operating expenses, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our discounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $957.9 million. For the year ended December 31, 2024, the Company recorded no goodwill impairment charges. However, a reporting unit in the Midwest & South segment had an estimated fair value that did not significantly exceed its carrying value.

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

The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes, which prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The IRS has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and is still ongoing. As of December 31, 2024, and for the year then ended, there were no changes to our unrecognized tax benefits to date.

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

Application of Acquisition Method of Accounting

We follow the guidance of Accounting Standards Codification 805 to account for our acquisitions. We completed the acquisition of Boyd Interactive in 2022 and Resorts Digital in 2024, as described in Note 2, Acquisitions, to our consolidated financial statements presented in Part II, Item 8, for an aggregate purchase price of approximately $175.2 million and $34.0 million, respectively. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by us with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill.

The assets and liabilities of the acquisition are included in our consolidated balance sheet as of December 31, 2024 and 2023, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from the dates of acquisition through December 31, 2024.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. While interest rate changes have slowed in 2024 and 2023, with interest rates declining in 2024 and the federal funds rate changing by 100-basis points or less, the 400-basis point federal funds rate increase in 2022 demonstrates significant changes can occur in a short period of time and interest rate change is a risk to us. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We are also exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and United States dollar, our exposure is limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the United States dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$—	$—	$1,000.0	$—	$—	$900.0	$1,900.0	$1,801.3
Average interest rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%
Variable-rate	$44.0	$44.0	$1,212.3	$—	$—	$—	$1,300.3	$1,279.4
Average interest rate	6.2%	6.2%	6.2%	—%	—%	—%	6.2%

As of December 31, 2024, our long-term variable-rate borrowings represented approximately 40.6% of total long-term debt. Based on December 31, 2024 debt levels, a 100-basis-point change in the interest rate would cause our annual interest costs to change by approximately $13.0 million.

The following table provides other information about our long-term debt:

	December 31, 2024
	Outstanding
	Face	Carrying	Estimated
(In millions)	Amount	Value	Fair Value
Credit Facility	$1,300.3	$1,291.2	$1,279.4
4.750% senior notes due 2027	1,000.0	994.2	968.8
4.750% senior notes due 2031	900.0	891.2	832.5
Total long-term debt	$3,200.3	$3,176.6	$3,080.7

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2024. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2024. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data

The following consolidated financial statements for the three years in the period ended December 31, 2024 are filed as part of this Report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Gaming License Rights Indefinite-Lived Intangible Assets — Refer to Notes 1, 4 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of a reporting unit to its carrying value. Similarly, the Company’s evaluation of its gaming license rights indefinite-lived intangible assets for impairment involves the comparison of the fair value of each gaming license right indefinite-lived intangible asset to its carrying value. As of December 31, 2024, the carrying value of goodwill and gaming license rights indefinite-lived intangible assets was $957.9 million and $1,105.1 million, respectively. For the year ended December 31, 2024, the Company recorded an impairment of $10.5 million for a gaming license right indefinite-lived intangible asset in the Company’s Midwest & South segment. Additionally, another reporting unit in the Company’s Midwest & South segment had an estimated fair value that did not significantly exceed its carrying value. Management estimated the fair value of reporting units using a weighting of the income approach and the market approach and estimated the fair value of gaming license rights indefinite-lived intangible assets using a multi-period excess earnings method.

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

●

We evaluated the reasonableness of management’s projections of future cash flows by (1) comparing projections of future cash flows to internal communications to management and the Board of Directors and information from Company press releases, analyst and industry reports, and selected guideline publicly-traded companies; (2) considering the impact of changes in the competitive and regulatory environment on management’s projections; and (3) assessing the reasonableness of strategic plans incorporated by management into the projections.

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

February 21, 2025

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$316,688	$304,271
Restricted cash	4,676	3,659
Accounts receivable, net	132,270	137,892
Inventories	21,235	20,692
Prepaid expenses and other current assets	56,633	59,293
Income taxes receivable	30,005	3,508
Total current assets	561,507	529,315
Property and equipment, net	2,679,276	2,542,512
Operating lease right-of-use assets	735,618	793,335
Other assets, net	66,518	67,779
Intangible assets, net	1,391,007	1,392,844
Goodwill, net	957,889	947,341
Total assets	$6,391,815	$6,273,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$131,264	$124,668
Current maturities of long-term debt	44,006	44,275
Accrued liabilities	447,415	427,379
Total current liabilities	622,685	596,322
Long-term debt, net of current maturities and debt issuance costs	3,132,584	2,871,223
Operating lease liabilities, net of current portion	651,751	711,387
Deferred income taxes	346,916	288,826
Other liabilities	56,366	61,266
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 86,184,155 and 96,832,453 shares outstanding	862	968
Additional paid-in capital	—	—
Retained earnings	1,583,053	1,744,232
Accumulated other comprehensive loss	(2,402)	(1,098)
Total stockholders' equity	1,581,513	1,744,102
Total liabilities and stockholders' equity	$6,391,815	$6,273,126

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Revenues
Gaming	$2,583,926	$2,613,288	$2,674,730
Food & beverage	303,522	288,417	275,979
Room	204,608	199,117	189,071
Online	606,233	422,211	253,898
Management fee	88,407	76,921	26,905
Other	143,498	138,538	134,794
Total revenues	3,930,194	3,738,492	3,555,377
Operating costs and expenses
Gaming	999,753	1,000,240	1,005,830
Food & beverage	253,940	240,879	231,447
Room	77,591	73,490	68,383
Online	497,783	358,988	213,918
Other	51,322	46,323	45,626
Selling, general and administrative	427,226	389,891	373,964
Master lease rent expense	111,406	108,398	106,616
Maintenance and utilities	148,366	151,014	143,527
Depreciation and amortization	276,639	256,780	258,179
Corporate expense	113,934	115,963	117,007
Project development, preopening and writedowns	28,572	(8,935)	(18,936)
Impairment of assets	10,500	107,837	40,775
Other operating items, net	5,385	(4,207)	(12,183)
Total operating costs and expenses	3,002,417	2,836,661	2,574,153
Operating income	927,777	901,831	981,224
Other expense (income)
Interest income	(1,625)	(23,886)	(21,530)
Interest expense, net of amounts capitalized	177,409	171,247	151,249
Loss on early extinguishments and modifications of debt	—	—	19,815
Other, net	(10)	1,563	2,884
Total other expense, net	175,774	148,924	152,418
Income before income taxes	752,003	752,907	828,806
Income tax provision	(174,051)	(132,884)	(189,429)
Net income	$577,952	$620,023	$639,377

Basic net income per common share	$6.19	$6.12	$5.87
Weighted average basic shares outstanding	93,314	101,325	108,885

Diluted net income per common share	$6.19	$6.12	$5.87
Weighted average diluted shares outstanding	93,349	101,373	109,004

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income	$577,952	$620,023	$639,377
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(165)	123	(1,258)
Foreign currency translation adjustments	(1,139)	161	56
Comprehensive income	$576,648	$620,307	$638,175

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, January 1, 2022	111,303,140	$1,113	$827,725	$710,088	$(180)	$1,538,746
Net income	—	—	—	639,377	—	639,377
Fair value adjustments to available-for-sale securities	—	—	—	—	(1,258)	(1,258)
Foreign currency translation adjustments	—	—	—	—	56	56
Stock options exercised	165,951	1	3,088	—	—	3,089
Release of restricted stock units, net of tax	476,292	5	(10,058)	—	—	(10,053)
Release of performance stock units, net of tax	294,651	3	(8,121)	—	—	(8,118)
Shares repurchased and retired	(9,423,924)	(94)	(541,548)	—	—	(541,642)
Dividends declared ($0.60 per share)	—	—	—	(63,638)	—	(63,638)
Share-based compensation costs	—	—	34,066	—	—	34,066
Balances, December 31, 2022	102,816,110	1,028	305,152	1,285,827	(1,382)	1,590,625
Net income	—	—	—	620,023	—	620,023
Fair value adjustments to available-for-sale securities	—	—	—	—	123	123
Foreign currency translation adjustments	—	—	—	—	161	161
Stock options exercised	32,000	—	315	—	—	315
Release of restricted stock units, net of tax	202,516	2	(2,081)	(4,774)	—	(6,853)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	(12,774)
Shares repurchased and retired	(6,537,051)	(65)	(322,988)	(93,202)	—	(416,255)
Dividends declared ($0.64 per share)	—	—	—	(63,642)	—	(63,642)
Share-based compensation costs	—	—	32,379	—	—	32,379
Balances, December 31, 2023	96,832,453	968	—	1,744,232	(1,098)	1,744,102
Net income	—	—	—	577,952	—	577,952
Fair value adjustments to available-for-sale securities	—	—	—	—	(165)	(165)
Foreign currency translation adjustments	—	—	—	—	(1,139)	(1,139)
Stock options exercised	44,980	—	701	—	—	701
Release of restricted stock units, net of tax	242,606	3	(1,618)	(7,696)	—	(9,311)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	(6,208)
Shares repurchased and retired	(11,085,947)	(111)	(28,630)	(663,528)	—	(692,269)
Dividends declared ($0.68 per share)	—	—	—	(61,816)	—	(61,816)
Share-based compensation costs	—	—	29,666	—	—	29,666
Balances, December 31, 2024	86,184,155	$862	$—	$1,583,053	$(2,402)	$1,581,513

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$577,952	$620,023	$639,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,639	256,780	258,179
Amortization of debt financing costs and discounts on debt	7,591	7,761	8,551
Non-cash operating lease expense	87,687	78,811	65,204
Non-cash expected credit loss (income) on note receivable	—	(34,371)	(35,100)
Share-based compensation expense	29,666	32,379	34,066
Deferred income taxes	58,145	(29,842)	51,030
Non-cash impairment of assets	10,500	107,837	40,775
Gain on sale of assets	—	—	(13,407)
Loss on early extinguishments and modifications of debt	—	—	19,815
Other operating activities	9,116	1,665	9,517
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	5,964	(28,810)	(16,761)
Inventories	(543)	1,481	(2,083)
Prepaid expenses and other current assets	3,088	(10,369)	(8,476)
Income taxes (receivable) payable, net	(26,497)	(950)	(2,951)
Other assets, net	800	1,307	(7,857)
Accounts payable and accrued liabilities	6,344	(10,345)	891
Operating lease liabilities	(87,687)	(78,811)	(65,204)
Other liabilities	(1,690)	(30)	545
Net cash provided by operating activities	957,075	914,516	976,111
Cash Flows from Investing Activities
Capital expenditures	(400,400)	(373,950)	(269,155)
Cash paid for acquisitions, net of cash received	(30,266)	—	(167,862)
Payments received on note receivable	208	113,555	—
Insurance proceeds received from hurricane losses	—	—	586
Proceeds received from disposition of assets	—	—	21,953
Other investing activities	(3,454)	(3,935)	(7,834)
Net cash used in investing activities	(433,912)	(264,330)	(422,312)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows from Financing Activities
Borrowings under credit facilities	1,764,300	1,505,800	2,122,100
Payments under credit facilities	(1,510,300)	(1,647,300)	(1,802,197)
Retirements of senior notes	—	—	(300,000)
Premium fees	—	—	(12,939)
Debt financing costs	—	—	(16,682)
Share-based compensation activities	(14,818)	(19,312)	(15,082)
Shares repurchased and retired	(685,850)	(412,655)	(541,642)
Dividends paid	(62,661)	(63,609)	(48,162)
Other financing activities	(172)	(172)	(1,248)
Net cash used in financing activities	(509,501)	(637,248)	(615,852)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(228)	(73)	(10)
Change in cash, cash equivalents and restricted cash	13,434	12,865	(62,063)
Cash, cash equivalents and restricted cash, beginning of year	307,930	295,065	357,128
Cash, cash equivalents and restricted cash, end of year	$321,364	$307,930	$295,065
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$173,177	$166,682	$144,020
Cash received for interest	213	11,999	—
Cash paid for income taxes	144,512	164,482	140,924
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$27,220	$23,509	$7,348
Dividends declared not yet paid	14,665	15,508	15,476
Operating lease right-of-use asset and liability remeasurements	—	—	(11,224)
Expected credit loss (income) on note receivable	—	(34,371)	(35,100)

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company," the "Registrant," "Boyd Gaming," "Boyd," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of  December 31, 2024, we are a geographically diversified operator of 28 wholly owned brick-and-mortar gaming entertainment properties ("gaming entertainment properties"). Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria.

For financial reporting purposes, we have four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations from our acquisition of Pala Interactive, LLC ("Pala Interactive") and its subsidiaries, including its Canadian subsidiary Pala Interactive Canada Inc. ("Pala Canada") on November 1, 2022, and the operations from our acquisition of Resorts Digital Gaming, LLC ("Resorts Digital") (collectively, with Pala Interactive and Pala Canada, "Boyd Interactive") on September 1, 2024. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

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

(1) Due to the current levels of demand in the market, Eastside Cannery has remained closed since March 18, 2020, when it was closed in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus.

(2) Property is subject to master lease agreement with a real estate investment trust.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

In addition to these properties, we own a travel agency located in Hawaii. Financial results for our travel agency are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties concentrate significant marketing efforts on gaming customers from Hawaii.

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

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2024	2023	2022	2021
Cash and cash equivalents	$316,688	$304,271	$283,472	$344,557
Restricted cash	4,676	3,659	11,593	12,571
Total cash, cash equivalents and restricted cash	$321,364	$307,930	$295,065	$357,128

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Accounts Receivable, net

Accounts receivable consist primarily of casino, hotel, market access partner online gaming tax reimbursements and other receivables. Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible, based upon historical collection experience, the age of the receivable and other relevant economic factors. A provision for expected credit losses is maintained to reduce our receivables to their carrying amount. As a result, the net carrying value approximates fair value.

The activity comprising our allowance for doubtful accounts is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning balance, January 1,	$2,728	$2,595	$3,338
Additions	921	984	1,557
Deductions	(1,308)	(851)	(2,300)
Ending balance, December 31,	$2,341	$2,728	$2,595

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

For an asset that is held for sale, we recognize the asset at the lower of carrying value or fair market value, less costs of disposal, as estimated based on comparable asset sales, cost and income approaches. For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital. In certain circumstances, the sales comparison approach, which analyzes recent sales transactions of similar assets, or the cost approach, which is based on the premise that a prudent investor would pay no more for an asset of similar utility than its replacement or reproduction cost, may be used in place of the discounted cash flow model to derive fair value. All resulting recognized impairment charges are recorded as impairment of assets within operating costs and expenses.

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was capitalized interest of $3.1 million, $3.2 million and less than $0.1 million for the years ended December 31, 2024, 2023 and 2022 respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Investment in Available for Sale Securities

We have an investment in a single municipal bond issuance of $16.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2024 and 2023 was $12.6 million and $13.3 million, respectively. At December 31, 2024 and 2023, $0.8 million and $0.7 million, respectively, is included in prepaid expenses and other current assets and at  December 31, 2024 and 2023, $11.8 million and $12.6 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2025	$785
2026	845
2027	910
2028	975
2029	1,050
Thereafter	11,785
Total	$16,350

Intangible Assets

Intangible assets include customer relationships, host agreements, development agreement, developed technology, B2B relationships, B2C relationships, marketing agreement, gaming license rights and trademarks.

Amortizing Intangible Assets

Customer relationships represent the value of repeat business associated with our customer loyalty programs and are being amortized on an accelerated method over their approximate useful life. B2B relationships and B2C relationships represent the value of our customer relationships, including those under contractual arrangements, associated with our online gaming operations and are being amortized on a straight-line basis over seven to twelve years. Host agreements represent the value associated with our host establishment relationships and are being amortized on a straight-line basis over 15 years. Development agreement is a contract between two parties establishing an agreement for development of a product or service. This agreement is being amortized over the respective cash flow period of the related seven-year agreement. Developed technology represents the value associated with our online gaming platform and is being amortized on a straight-line basis over 10 years. Marketing agreement is a contract between two parties establishing an agreement for marketing and promotional services and is being amortized on a straight-line basis over the 20-year term of the agreement.

For amortizing intangible assets, we review the asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital.

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

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

The IRS has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024. As of  December 31, 2024, and for the year then ended, there were no changes to our unrecognized tax benefits to date.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning balance, January 1,	$33,857	$37,492	$42,563
Additions
Charged to costs and expenses	79,373	68,981	81,249
Payments made	(80,173)	(72,616)	(86,320)
Ending balance, December 31,	$33,057	$33,857	$37,492

Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. The accumulated other comprehensive income (loss) at December 31, 2024, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value and foreign currency translation adjustments.

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

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

	Year Ended December 31,
(In thousands)	2024	2023	2022
Food & beverage	$128,322	$119,202	$116,364
Rooms	62,944	62,521	65,485
Other	8,595	8,679	8,818

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $515.3 million, $512.0 million and $523.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $14.4 million, $6.2 million and $0.4 million for the years ended  December 31, 2024, 2023 and 2022, respectively.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $26.9 million, $22.4 million and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $450.5 million, $328.0 million and $207.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Recently Adopted Accounting Pronouncements

Accounting Standards Update ("ASU") 2023-07, Segment Reporting, Topic 280, Improvements to Reportable Segment Disclosures ("Update 2023-07")

In November 2023, the FASB issued Update 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Update 2023-07 is to be applied retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted Update 2023-07 during first quarter 2024, and the guidance was applied and discussed in Note 14, Segment Information.

ASU 2021-08, Business Combinations, Topic 805 ("Update 2021-08")

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

Recently Issued Accounting Pronouncements

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, Subtopic 220-40, Disaggregation of Income Statement Expenses ("Update 2024-03")

In November 2024, the FASB issued Update 2024-03 which expands disclosures about specific expense categories presented on the face of the income statement. Update 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2024-03 to the consolidated financial statements.

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

NOTE 2.    ACQUISITIONS

Resorts Digital Gaming, LLC

On September 1, 2024, Boyd Interactive Gaming, Inc. ("Boyd Interactive Inc."), a wholly owned subsidiary of the Company, completed its acquisition of Resorts Digital, pursuant to a Membership Interest Purchase Agreement (the "Membership Agreement"), entered into on May 15, 2024, by and among Boyd Interactive Inc., DGMB Casino Holding, LLC and DGMB Casino SPE Corp. Resorts Digital is now a wholly owned subsidiary of Boyd Interactive Inc.

Resorts Digital is an online casino operator based in New Jersey, operating a dual-brand strategy across Resorts Casino and Mohegan Sun. This acquisition is another step forward in building out our online casino business. In addition to acquiring the existing online business under both brands, the acquisition includes a 20-year marketing agreement with a 10-year renewal option that provides for marketing and promotional services at Resorts Casino in Atlantic City, New Jersey. This marketing agreement allows us to provide our online customers in New Jersey access to a gaming entertainment property where they can redeem points earned under our loyalty program for such amenities as complimentary food & beverage and hotel rooms. The acquired company is aggregated into our Online segment (See Note 14, Segment Information).

Consideration Transferred

The fair value of the consideration transferred on the date of the Membership Agreement included the purchase price of the net assets transferred. The total gross cash consideration was $34.0 million (with $3.7 million of cash and restricted cash acquired, for total cash paid for acquisitions, net of cash received of $30.3 million).

Status of Purchase Price Allocation

The Company followed the acquisition method of accounting pursuant to FASB ASC Topic 805. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The Company recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the acquisition. In the fourth quarter of 2024, the Company finalized its determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. There was no change in the final determination of fair value of the intangible assets acquired or the related allocation of goodwill from the preliminary values included in the condensed financial statements at September 30, 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

The following table summarizes the preliminary purchase price allocation reported in the Company's financial statements as of September 30, 2024, and the adjustments to the preliminary purchase price allocation to derive the final purchase price allocation, as reflected in the Company's financial statements as of December 31, 2024:

	Preliminary Allocation		Final Purchase Price
(In thousands)	September 30, 2024	Adjustments	Allocation
Current assets	$4,316	$(13)	$4,303
Other assets	110	—	110
Intangible assets	22,800	—	22,800
Total acquired assets	27,226	(13)	27,213

Current liabilities	3,918	(27)	3,891
Other liabilities	28	—	28
Total liabilities assumed	3,946	(27)	3,919
Net identifiable assets acquired	23,280	14	23,294
Goodwill	10,700	—	10,700
Net assets acquired	$33,980	$14	$33,994

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

The Company expensed $0.1 million of acquisition related costs during the year ended December 31, 2024. These costs are included in project development, preopening and writedowns on the consolidated statements of operations.

The revenue and earnings from the acquisition are not material for the period subsequent to acquisition through December 31, 2024. The pro-forma revenue and earnings from the acquisition assuming all impacts as if it had been completed on January 1, 2024, are not material through December 31, 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Pala Interactive
On November 1, 2022, Boyd Interactive Inc., a wholly owned subsidiary of the Company, completed its acquisition of Pala Interactive and its subsidiaries, including its Canadian subsidiary Pala Canada, pursuant to a Purchase Agreement and Plan of Merger (the "Merger Agreement"), entered into on March 28, 2022, by and among Boyd Interactive Inc., Boyd Phoenix Acquisition, LLC ("Merger Sub"), a wholly owned subsidiary of Boyd Interactive Inc., Boyd Phoenix Canada Inc., a wholly owned subsidiary of Boyd Gaming, Pala Interactive, Pala Canada Holdings, LLC and Shareholder Representative Services LLC as representative of the holders of the membership interests of Pala Interactive.  Pursuant to the Merger Agreement, Merger Sub merged with and into Pala Interactive (the "Merger"), with Pala Interactive surviving the Merger. Pala Interactive is now a wholly owned subsidiary of Boyd Interactive Inc.

Pala Interactive is an innovative online gaming te chnology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. We view this acquisition as an important step forward in our online growth strategy as it provides us with the talent and technology to begin building our regional online casino business. While online casinos are now limited to just a few states, over the long term we believe there is growth and additional profit potential for our Company from online gaming. By owning and operating an online gaming business, we will be able to leverage our nationwide portfolio and extensive customer database to grow in the online casino space. The acquired company is aggregated into our Online segment (See Note 14, Segment Information).

Consideration Transferred
The fair value of the consideration transferred on the date of the Merger Agreement included the purchase price of the net assets transferred. The total gross cash consideration was  $175.2 million (with $7.3 million of cash acquired, for total cash paid for acquisitions, net of cash received of $167.9 million).

Status of Purchase Price Allocation
The Company followed the acquisition method of accounting pursuant to FASB ASC Topic 805. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The Company recognized the assets acquired and liabilities assumed in the acquisition based on fair value estimates as of the date of the Merger. In the second quarter of 2023, the Company finalized its determination of the fair value of the intangible assets acquired, along with the related allocation of goodwill. There was no change in the final determination of fair value of the intangible assets acquired or the related allocation of goodwill from the preliminary values included in the consolidated financial statements at December 31, 2022.

The following table summarizes the purchase price allocation as of the acquisition date of November 1, 2022:

(In thousands)	As Recorded
Current assets	$10,456
Property and equipment	445
Other assets	740
Intangible assets	77,000
Total acquired assets	88,641

Current liabilities	4,462
Other liabilities	3,007
Total liabilities assumed	7,469
Net identifiable assets acquired	81,172
Goodwill	94,037
Net assets acquired	$175,209

The following table summarizes the values assigned to acquired property and equipment and estimated useful lives:

	Useful Lives
(In thousands)	(in years)	As Recorded
Buildings and improvement	5	$22
Furniture and equipment	2 - 5	423
Property and equipment acquired		$445

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

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

The goodwill recognized is the excess of the purchase price over the values assigned to the assets acquired and liabilities assumed. All of the goodwill was assigned to reporting units included in the Online segment. All of the goodwill, except $7.8 million allocated to Pala Canada, is expected to be deductible for income tax purposes.

The Company expensed acquisition related costs of  $0.7 million and  $5.5 million during the years ended December 31,  2023 and 2022, respectively. There were no acquisition related costs during the year ended December 31, 2024. These costs are included in project development, preopening and writedowns on the consolidated statements of operations.

The revenue and earnings from the Merger are not material for the period subsequent to acquisition through  December 31, 2022. The pro-forma revenue and earnings from the Merger assuming all impacts as if it had been completed on January 1, 2022, are not material through December 31, 2022.

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
(In thousands)	2024	2023
Land	$338,469	$338,469
Buildings and improvements	3,398,700	3,237,863
Furniture and equipment	1,870,124	1,742,666
Riverboats and barges	211,879	241,826
Construction in progress	148,571	182,710
Total property and equipment	5,967,743	5,743,534
Less accumulated depreciation	(3,288,467)	(3,201,022)
Property and equipment, net	$2,679,276	$2,542,512

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $259.8 million, $240.0 million and $248.4 million, respectively.

NOTE 4.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2024
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	2.1	$7,225	$(4,145)	$—	$—	$3,080
Host agreements	8.4	58,000	(25,456)	—	—	32,544
Development agreement	4.6	21,373	(7,251)	—	—	14,122
Developed technology	7.3	43,435	(9,045)	—	(418)	33,972
B2B relationships	5.0	28,000	(8,481)	—	(80)	19,439
B2C relationships	9.8	13,000	(2,347)	—	—	10,653
Marketing agreement	19.7	4,500	(75)	—	—	4,425
		175,533	(56,800)	—	(498)	118,235
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, December 31, 2024		$1,768,514	$(90,760)	$(286,249)	$(498)	$1,391,007

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

Marketing Agreement

Marketing agreement is an acquired contract for which the Company, while utilizing the Resorts World and Mohegan Sun brands, receives marketing and promotional services at Resorts Casino in Atlantic City, New Jersey. The value is determined at an amount equal to the present value of the projected marketing expense after-tax savings that would be expected to be incurred absent such marketing agreement providing such advertising.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Indefinite Lived Intangible Assets

Trademarks

Trademarks are based on the value of our brands, which reflect the level of service and quality we provide and from which we generate repeat business. Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademark, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, we avoid any such payments and record the related intangible value of our ownership of the trade name. We used the following significant projections of future cash flows, assumptions and estimates to determine value under the relief from royalty method: revenue from gaming, food & beverage, hotel and other revenue-producing activities; royalty rate; tax expense; terminal growth rate; discount rate; and the present value of tax benefit.

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

Activity for the Years Ended December 31, 2024, 2023 and 2022

The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2022	$4,302	$44,144	$21,373	$—	$—	$—	$—	$176,800	$1,121,801	$1,368,420
Additions	—	—	—	36,445	28,000	13,000	—	—	146	77,591
Impairments	—	—	—	—	—	—	—	(9,175)	—	(9,175)
Amortization	(3,322)	(3,866)	(1,145)	(600)	(652)	(181)	—	—	—	(9,766)
Effect of foreign currency exchange	—	—	—	53	12	—	—	—	—	65
Balance, December 31, 2022	980	40,278	20,228	35,898	27,360	12,819	—	167,625	1,121,947	1,427,135
Additions	—	—	—	3,536	—	—	—	—	—	3,536
Impairments	—	—	—	—	—	—	—	—	(21,300)	(21,300)
Amortization	(940)	(3,867)	(3,053)	(3,882)	(3,914)	(1,083)	—	—	—	(16,739)
Effect of foreign currency exchange	—	—	—	172	40	—	—	—	—	212
Balance, December 31, 2023	40	36,411	17,175	35,724	23,486	11,736	—	167,625	1,100,647	1,392,844
Additions	3,300	—	—	3,454	—	—	4,500	—	15,000	26,254
Impairments	—	—	—	—	—	—	—	—	(10,500)	(10,500)
Amortization	(260)	(3,867)	(3,053)	(4,563)	(3,915)	(1,083)	(75)	—	—	(16,816)
Effect of foreign currency exchange	—	—	—	(643)	(132)	—	—	—	—	(775)
Balance, December 31, 2024	$3,080	$32,544	$14,122	$33,972	$19,439	$10,653	$4,425	$167,625	$1,105,147	$1,391,007

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Future Amortization

Customer relationships are being amortized on an accelerated basis over a weighted average original useful life of five years. Host agreements are being amortized on a straight-line basis over an original life of 15 years. The development agreement is being amortized on a straight-line basis over an original life of seven years. Developed technology is being amortized on a straight-line basis over an original life of 10 years. B2B relationships are being amortized on a straight-line basis over an original life of 7 years and 10 years. B2C relationships are being amortized on a straight-line basis over an original life of 12 years. The marketing agreement is being amortized on a straight-line basis over an original life of 20 years. Future amortization is as follows:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2025	$660	$3,867	$3,053	$4,883	$3,833	$1,083	$225	$17,604
2026	660	3,867	3,053	4,908	3,914	1,083	225	17,710
2027	660	3,867	3,053	4,906	3,914	1,083	225	17,708
2028	660	3,867	3,053	4,661	3,914	1,083	225	17,463
2029	440	3,867	1,910	4,414	3,296	1,083	225	15,235
Thereafter	—	13,209	—	10,200	568	5,238	3,300	32,515
Total future amortization	$3,080	$32,544	$14,122	$33,972	$19,439	$10,653	$4,425	$118,235

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

NOTE 5.     GOODWILL

Goodwill consists of the following:

	December 31, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	2	22,739
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2024	$1,372,099	$(6,134)	$(408,078)	$2	$957,889

	December 31, 2023
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	94,037	—	(82,000)	154	12,191
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2023	$1,361,399	$(6,134)	$(408,078)	$154	$947,341

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Changes in Goodwill

During the year ended December 31, 2024, we recorded $10.7 million of goodwill, in our Online segment related to the acquisition of Resorts Digital.

During the year ended December 31, 2023, we recorded goodwill impairment charges of $86.5 million, of which $82.0 million related to our Online segment and $4.5 million related to Managed & Other, our aggregated other nonreportable operating segments category.

During the year ended December 31, 2022, we recorded $94.0 million of goodwill, in our Online segment related to our acquisition of Pala Interactive, and impairment charges of $31.6 million related to our Midwest & South segment.

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2024, 2023 and 2022.

(In thousands)	Goodwill, Net
Balance, January 1, 2022	$971,287
Additions	94,037
Effect of foreign currency exchange	20
Impairments	(31,600)
Balance, December 31, 2022	1,033,744
Effect of foreign currency exchange	134
Impairments	(86,537)
Balance, December 31, 2023	947,341
Additions	10,700
Effect of foreign currency exchange	(152)
Balance, December 31, 2024	$957,889

NOTE 6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Payroll and related	$86,267	$82,327
Interest	17,593	17,841
Gaming	73,321	68,749
Player loyalty program	20,896	23,850
Advance deposits	15,426	15,511
Outstanding chips	7,790	8,164
Dividends payable	14,665	15,508
Operating leases	102,855	98,867
Other	108,602	96,562
Total accrued liabilities	$447,415	$427,379

NOTE 7.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	December 31, 2024
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2024	Principal	Costs	Debt, Net
Credit facility	6.169%	$1,300,300	$(9,109)	$1,291,191
4.750% senior notes due 2027	4.750%	1,000,000	(5,844)	994,156
4.750% senior notes due 2031	4.750%	900,000	(8,763)	891,237
Other	5.208%	6	—	6
Total long-term debt		3,200,306	(23,716)	3,176,590
Less current maturities		44,006	—	44,006
Long-term debt, net		$3,156,300	$(23,716)	$3,132,584

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan mature on March 2, 2027 (or earlier upon the occurrence or non-occurrence of certain events). The Term A Loan was fully funded on the Closing Date. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Facility, including a senior secured term loan A facility and senior secured term loan B facility (the "Prior Refinancing Term B Loan"), to fund transaction costs in connection with the Credit Agreement, and for general corporate purposes.

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Revolving Credit Facility	$475,000	$180,000
Term A Loan	759,000	803,000
Swing Loan	66,300	63,300
Total outstanding principal amounts	$1,300,300	$1,046,300

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $475.0 million and $66.3 million in borrowings outstanding on the Revolving Credit Facility and on the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $895.7 million at  December 31, 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

The 4.750% Senior Notes due 2031 contain covenants that, subject to exceptions and qualifications, among other things, limit the Company’s ability and the ability of its Restricted Subsidiaries (as defined in the Indenture governing the 4.750% Senior Notes due 2031, the "4.750% Senior Notes due 2031 Indenture") to (i) incur additional indebtedness or liens; (ii) pay dividends or make distributions or repurchase the Company’s capital stock; (iii) make certain investments; and (iv) sell or merge with other companies. Upon the occurrence of a change of control (as defined in the 4.750% Senior Notes due 2031 Indenture), the Company will be required, unless certain conditions are met, to offer to repurchase the 4.750% Senior Notes due 2031 at a price equal to 101% of the principal amount of the 4.750% Senior Notes due 2031, plus any accrued and unpaid interest and Additional Interest (as defined in the 4.750% Senior Notes due 2031 Indenture), if any, up to, but not including, the date of purchase. If the Company sells assets, it will be required under certain circumstances to offer to purchase the 4.750% Senior Notes due 2031.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Loss on Early Extinguishments and Modifications of Debt

There were no charges to loss on early extinguishments and modifications of debt during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company redeemed the remaining $300.0 million outstanding 8.625% Senior Notes due June 2025. As part of this transaction, the Company recorded $12.9 million in premium fees paid and $3.6 million for the write-off of deferred finance charges. In addition, during the year ended December 31, 2022, the Company entered into a new credit agreement which led to writing off deferred financing charges of $3.3 million related to the Prior Credit Facility.

Covenant Compliance

As of December 31, 2024, we were in compliance with the financial and other covenants of our debt instruments.

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2024, the available borrowing capacity under our Credit Facility was $895.7 million.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt are as follows:

(In thousands)	Total
For the year ending December 31,
2025	$44,006
2026	44,000
2027	2,212,300
2028	—
2029	—
Thereafter	900,000
Total outstanding principal of long-term debt	$3,200,306

NOTE 8.    INCOME TAXES

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred income tax assets and liabilities are as follows:

	December 31,
(In thousands)	2024	2023
Deferred income tax assets
State net operating loss carryforwards	$41,206	$47,020
Operating lease liability	158,301	170,351
Share-based compensation	17,317	14,301
Other	29,770	28,362
Gross deferred income tax assets	246,594	260,034
Valuation allowance	(13,296)	(10,175)
Deferred income tax assets, net of valuation allowance	233,298	249,859

Deferred income tax liabilities
Difference between book and tax basis of property and intangible assets	382,854	334,772
State tax liability	32,084	25,066
Right-of-use asset	154,480	166,600
Other	10,796	12,247
Gross deferred income tax liabilities	580,214	538,685
Deferred income tax liabilities, net	$346,916	$288,826

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

At December 31, 2024, we have state income tax net operating loss carryforwards of approximately $788.0 million, which may be used to reduce future state income taxes. The majority of the state net operating loss carryforwards will expire in various years ranging from 2025 to 2043, if not fully utilized, and the remaining may be used indefinitely.

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

We have maintained a valuation allowance against certain federal and state deferred tax assets as of December 31, 2024 due to uncertainties related to our ability to realize the tax benefits associated with these assets. The balance of this valuation allowance was $13.3 million as of  December 31, 2024. This is an increase of  $3.1 million from the prior year due to changes in state tax rates in certain states. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Provision for Income Taxes

A summary of the provision for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current
Federal	$110,433	$148,726	$129,424
State	7,456	14,937	10,843
Total current taxes provision	117,889	163,663	140,267
Deferred
Federal	42,175	18,930	44,115
State	13,987	(49,709)	5,047
Total deferred taxes provision	56,162	(30,779)	49,162
Provision for income taxes	$174,051	$132,884	$189,429

The following table provides a reconciliation between the federal statutory rate and the effective income tax rate, expressed as a percentage of income before income taxes:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3%	(3.7)%	1.5%
Compensation-based credits	(0.3)%	(0.3)%	(0.3)%
Nondeductible expenses	0.2%	0.2%	0.2%
Tax exempt interest	—%	—%	—%
Company provided benefits	0.1%	0.4%	0.4%
Other, net	(0.2)%	—%	0.1%
Effective tax rate	23.1%	17.6%	22.9%

Our tax provision for the year ended December 31, 2024 was unfavorably impacted by state taxes and certain nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by tax credits, foreign taxes, and the inclusion of excess tax benefits related to equity compensation as a component of the provision for income taxes.

Our tax provision for the year ended  December 31, 2023 was favorably impacted by the release of state valuation allowances, tax credits, foreign taxes and inclusion of excess tax benefits related to equity compensation, as a component of the provision for income taxes and partially offset by state taxes and certain nondeductible expenses, including nondeductible compensation and employee benefit expenses.

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

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Status of Examinations
We generated net operating losses on our federal income tax returns for years 2011 through 2013 and in 2020. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized. We utilized all our federal net operating losses in 2021.

As it relates to our material state tax returns, we are subject to examination for tax years ended on or after December 31, 2015. The statute of limitations will expire over the per iod October 2025 through November 2028.

The IRS has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and is still ongoing. As of  December 31, 2024, and for the year then ended, there were no changes to our unrecognized tax benefits to date.

We believe that we have adequately reserved for any tax liability; however, the ultimate resolution of these examinations may result in an outcome that is different than our current expectation. We do not believe the ultimate resolution of these examinations will have a material impact on our consolidated financial statements.

Other Long-Term Tax Liabilities
The impact of an uncertain income tax position taken in our income tax return is recognized at the largest amount that is more-likely-than- not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. If applicable, our liability for uncertain tax positions is recorded as other long-term tax liabilities in our consolidated balance sheets. As of December 31, 2024  and   2023 and during the years ended December 31, 2024, 2023 and  2022, the Company had no uncertain tax positions. We do not anticipate any material changes to our unrecognized tax benefits over the next twelve-month period.

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

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. At both  December 31, 2024 and 2023, under the Mulvane Development Agreement, Kansas Star recorded $1.6 million, which is included in accrued liabilities on the consolidated balance sheets and at  December 31, 2024 and 2023, $2.0 million, net of a $0.5 million discount, and $3.1 million, net of a $0.8 million discount, respectively, which is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.6 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2024 and 2023, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $10.6 million, net of a $1.5 million discount, and $11.2 million, net of a $1.7 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements

Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, a certain percentage of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque pays 4.50% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Worth pays 5.76% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Dubuque expensed $3.5 million, $3.5 million and $3.3 million, during the years ended December 31, 2024, 2023 and 2022, respectively, related to its agreement. Diamond Jo Worth expensed $6.2 million, $6.1 million and $5.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2025, and is subject to automatic ten-year renewal periods.

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

The pre-development costs financed by us, and the cost of the land and parking lot financed by us, were to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% and payment timing and the payment amount are subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria's third-party credit agreement that provided funding for the rest of the construction project. Given the significant barriers of the project, a majority of advances made during the 10-year period were historically reserved in full when advanced. With the opening of Sky River Casino and cash flow from operations, the Company evaluated its expected losses on the note receivable and reduced its allowance by $35.1 million during the year ended December 31, 2022. The allowance on the note represented a reserve on both the development advances and interest on the note. As such, the allowance reduction is allocated accordingly and $20.4 million is recorded in project development, preopening and writedowns and $14.7 million in interest income, both reflected in the consolidated statement of operations for the year ended December 31, 2022. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter of 2023, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expected to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in the first quarter of 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction is thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and $14.3 million is recorded in interest income, both reflected in the consolidated statement of operations for the year ended December 31, 2023. The Company received $0.2 million in principal payments and $0.2 million in interest due under the note receivable during the year ended December 31, 2024, and $113.6 million in principal payments and $12.0 million in interest due under the note receivable during the year ended December 31, 2023. As of December 31, 2024, the principal and interest outstanding on the note receivable was fully repaid.

Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $88.4 million, $76.9 million and $26.9 million for our management services for the years ended December 31, 2024, 2023 and 2022, respectively, is paid monthly and recorded in management fee revenue on the consolidated statements of operations. In addition, for the year ended December 31, 2022, the Company received a one-time $5.0 million development fee which was recognized upon completion of our performance obligations under the development agreement and is included in other revenue on the consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

Rent expense associated with these Master Leases is recorded in master lease rent expense on the consolidated statements of operations.

Norfolk Agreements

On October 21, 2024, the Company, the Pamunkey Indian Tribe ("Tribe"), the Pamunkey Indian Tribal Gaming Authority ("PITGA"), and its wholly-owned subsidiary, Golden Eagle Consulting II, LLC ("GEC") entered into agreements, pursuant to which, among other things, the Company will, subject to the purchase of land to develop and build a commercial casino and hotel development in Norfolk, Virginia ("Norfolk Casino"), (i) receive from PITGA an exclusive option to purchase a percentage of membership interests of GEC, (ii) make advance payments to PITGA and GEC, and (iii) become developer and manager of the Norfolk Casino (see Note 16, Subsequent Events).

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

NOTE 10.    LEASES

We have operating and finance leases primarily for four casino hotel properties, corporate offices, parking ramps, gaming and other equipment. Our leases have remaining lease terms of one year to 52 years, some of which include options to extend the leases for up to 61 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Leases, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the years ended  December 31, 2024, 2023 and 2022 was $32.7 million, $34.9 million and $22.4 million, respectively.

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Operating lease cost	$158,283	$161,190
Short-term lease cost	—	—

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$156,136	$158,785

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	31,556	41,840

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands, except lease term and discount rate)	2024	2023
Operating Leases
Operating lease right-of-use assets, including favorable lease rates asset	$735,618	$793,335

Current lease liabilities (included in accrued liabilities)	$102,855	$98,867
Operating lease liabilities	651,751	711,387
Total operating lease liabilities	$754,606	$810,254

Weighted Average Remaining Lease Term
Operating leases (in years)	14.6	14.9

Weighted Average Discount Rate
Operating leases	8.3%	8.4%

Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases
For the year ending December 31,
2025	$156,048
2026	155,863
2027	120,383
2028	119,742
2029	119,415
Thereafter	671,874
Total lease payments	1,343,325
Less imputed interest	(588,719)
Less current portion (included in accrued liabilities)	(102,855)
Long-term portion of operating lease liabilities	$651,751

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, is as follows:

(In thousands)	Minimum Rental Income
For the year ending December 31,
2025	$1,533
2026	878
2027	456
2028	371
2029	115
Thereafter	615
Total	$3,968

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024 and December 5, 2024. There were 11.1 million shares, 6.5 million shares and 9.4 million shares repurchased during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, $640.5 million remained available under the Share Repurchase Program.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

The following table provides information regarding share repurchases during the referenced periods.(1)

	For the Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Shares repurchased (2)	11,086	6,537	9,424
Total cost, including brokerage fees (3)	$685,850	$412,655	$541,642
Average repurchase price per share (4)	$61.87	$63.13	$57.48

(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2024, 2023 and 2022. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31 of each year.

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

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations contained in our Credit Agreement and the indentures for our outstanding senior notes. The dividends declared by the Board of Directors under this program as of December 31, 2024 are:

Declaration date	Record date	Payment date	Amount per share
February 3, 2022	March 15, 2022	April 15, 2022	$0.15
June 1, 2022	June 30, 2022	July 15, 2022	0.15
September 15, 2022	September 30, 2022	October 15, 2022	0.15
December 8, 2022	December 19, 2022	January 15, 2023	0.15
February 14, 2023	March 15, 2023	April 15, 2023	0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17

Stock Incentive Plan

In April 2020, the Company's stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which amended and restated the Company's 2012 Stock Incentive Plan (the "2012 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) state the number of shares of the Company's common stock authorized for issuance over the term of the 2020 Plan to be 3.3 million shares plus the aggregate number of shares remaining available for future awards under the 2012 Plan and the number of shares subject to outstanding awards under the 2012 Plan that would have again become available for issuance pursuant to new awards under the 2012 Plan, whether because the outstanding awards under the 2012 Plan are forfeited or canceled, expire or are settled in cash, or because the shares covered by such awards under the 2012 Plan are surrendered or withheld in payment of the award exercise or purchase price in satisfaction of tax withholding obligations, (c) remove the individual award limit and set an annual grant limit for non-employee directors, and (d) make certain other changes. Under our 2020 Plan, approximately 6.4 million shares remain available for grant at December 31, 2024. The number of authorized but unissued shares of common stock under this 2020 Plan as of December 31, 2024 was approximately 8.6 million shares.

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

Stock Options

Options granted under the 2020 Plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the 2012 Plan and will be granted under the 2020 Plan have an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant. The Company did not issue any stock option grants in 2024, 2023 and 2022.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Summarized stock option plan activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Option Price	Term	Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2022	274,332	$17.02
Granted	—	—
Canceled	—	—
Exercised	(165,951)	18.61
Outstanding at December 31, 2022	108,381	14.58
Granted	—	—
Canceled	—	—
Exercised	(32,000)	9.86
Outstanding at December 31, 2023	76,381	16.56
Granted	—	—
Canceled	—	—
Exercised	(44,980)	15.60
Outstanding at December 31, 2024	31,401	$17.94	1.8	$1,714

Exercisable at December 31, 2023	76,381	$16.56	1.9	$3,517

Exercisable at December 31, 2024	31,401	$17.94	1.8	$1,714

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2024:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$17.75	28,708	1.9	$17.75	28,708	$17.75
19.98	2,693	0.8	19.98	2,693	19.98
$17.75-$19.98	31,401	1.8	17.94	31,401	17.94

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $1.7 million, and $6.8 million, respectively. No options vested during the years ended  December 31, 2024, 2023 and 2022 and there were no unrecognized share-based compensation costs related to unvested stock options as of December 31, 2024.

Restricted Stock Units

Our 2020 Plan provides for the grant of Restricted Stock Units ("RSUs"). A RSU is an award that may be earned in whole, or in part, upon the passage of time, and that may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and the 2020 Plan. Share-based compensation costs related to RSU awards are calculated based on the market price on the date of the grant.

We grant RSUs to certain members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting. A RSU generally vests on the third anniversary of its issuance and the share-based compensation expense is amortized to expense over the requisite service period.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

Summarized RSU activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2022	1,189,830
Granted	259,030	$67.73
Canceled	(29,273)
Awarded	(501,339)
Outstanding at December 31, 2022	918,248
Granted	304,361	$65.36
Canceled	(14,729)
Awarded	(311,376)
Outstanding at December 31, 2023	896,504
Granted	291,961	$63.29
Canceled	(11,100)
Awarded	(324,372)
Outstanding at December 31, 2024	852,993

As of December 31, 2024, there was approximately $8.8 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.8 years.

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

Performance Shares Vesting

The PSU grants awarded in third quarter 2021, fourth quarter 2019 and 2018 vested during first quarter 2024, 2023 and 2022, respectively. Common shares under the 2021 grant were issued based on the determination by the Compensation Committee of the Board of Directors ("Compensation Committee") of our actual achievement of EBITDAR and return on invested capital for the two-year performance period from July 2021 to June 2023. Common shares under the 2019 and 2018 grants were issued based on the determination by the Compensation Committee of our actual achievement of net revenue growth and EBITDAR growth for the three-year performance period of the grant. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in July 2021 resulted in a total of 241,277 shares being issued during first quarter 2024, representing approximately 1.94 shares per PSU. Of the 241,277 shares issued, a total of 94,862 were surrendered by the participants for payroll taxes, resulting in a net issuance of 146,415 shares due to the vesting of the 2021 grant. The actual achievement level under the award metrics approximated the estimated performance as of year-end 2023; therefore, the vesting of the PSUs had minimal impact to compensation costs of $0.8 million in our 2024 consolidated statement of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

Summarized PSU activity is as follows:

		Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2022	647,789
Granted	128,003	$68.41
Performance Adjustment	150,009
Canceled	(2,466)
Awarded	(409,045)
Outstanding at December 31, 2022	514,290
Granted	141,644	$65.24
Performance Adjustment	259,891
Canceled	(1,265)
Awarded	(519,782)
Outstanding at December 31, 2023	394,778
Granted	142,130	$63.96
Performance Adjustment	116,905
Canceled	(2,322)
Awarded	(246,982)
Outstanding at December 31, 2024	404,509

As of December 31, 2024, there was approximately $1.9 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 0.5 million shares will be issued to settle the PSUs outstanding at December 31, 2024.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Summarized Career Shares activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2022	1,048,638
Granted	24,388	$64.93
Canceled	(2,251)
Awarded	(138,954)
Outstanding at December 31, 2022	931,821
Granted	30,409	$54.39
Canceled	(3,529)
Awarded	—
Outstanding at December 31, 2023	958,701
Granted	22,829	$63.82
Canceled	—
Awarded	(51,249)
Outstanding at December 31, 2024	930,281

As of December 31, 2024, there was approximately $1.5 million of total unrecognized share-based compensation costs related to unvested Career Shares.

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

The following table summarizes our share-based compensation costs by award type:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Restricted Stock Units	$17,197	$17,821	$16,210
Performance Stock Units	11,049	13,029	16,432
Career Shares	1,420	1,529	1,424
Total share-based compensation costs	$29,666	$32,379	$34,066

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Gaming	$997	$1,036	$909
Food & beverage	191	198	174
Room	91	94	82
Selling, general and administrative	5,071	5,263	4,618
Corporate expense	23,316	25,788	28,283
Total share-based compensation expense	$29,666	$32,379	$34,066

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	December 31, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$316,688	$316,688	$—	$—
Restricted cash	4,676	4,676	—	—
Investment available for sale	12,553	—	—	12,553

	December 31, 2023
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$304,271	$304,271	$—	$—
Restricted cash	3,659	3,659	—	—
Investment available for sale	13,327	—	—	13,327

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at December 31, 2024 and 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Investment Available for Sale

We have an investment in a single municipal bond issuance of $16.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2024 and 2023. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2024 and 2023 is a discount rate of 13.0% and 12.4%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets and in the consolidated statements of other comprehensive income. At December 31, 2024 and 2023, $0.8 million and $0.7 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2024 and 2023, $11.8 million and $12.6 million, respectively, is included in other assets, net on the consolidated balance sheets. The discount associated with this investment of $1.8 million and $2.0 million as of  December 31, 2024 and 2023, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

The following table summarizes the changes in fair value of the Company’s Level 3 investment available for sale asset:

	Year Ended December 31,
(In thousands)	2024	2023
Balance at beginning of reporting period	$13,327	$13,670
Total gains (losses) (realized or unrealized):
Included in interest income	176	172
Included in other comprehensive income (loss)	(220)	165
Purchases, sales, issuances and settlements:
Settlements	(730)	(680)
Balance at end of reporting period	$12,553	$13,327

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our note receivable and obligation under minimum assessment arrangements. As of December 31, 2024, the outstanding principal balance under the note receivable was paid in full.

	December 31, 2024
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$18,014	$16,057	$20,719	Level 3

	December 31, 2023
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$419	$419	$419	Level 3
Liabilities
Obligation under assessment arrangements	20,199	17,752	23,282	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2024
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,300,300	$1,291,191	$1,279,428	Level 2
4.750% senior notes due 2027	1,000,000	994,156	968,750	Level 1
4.750% senior notes due 2031	900,000	891,237	832,500	Level 1
Other	6	6	6	Level 3
Total debt	$3,200,306	$3,176,590	$3,080,684

	December 31, 2023
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Credit Facility	$1,046,300	$1,032,897	$1,021,206	Level 2
4.750% senior notes due 2027	1,000,000	992,208	957,500	Level 1
4.750% senior notes due 2031	900,000	889,889	819,000	Level 1
Other	504	504	504	Level 3
Total debt	$2,946,804	$2,915,498	$2,798,210

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

The estimated fair values of our obligation under assessment arrangements as of December 31, 2024 and 2023 are based on a discounted cash flow approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spreads. The estimated fair value of our note receivable as of December 31, 2023, was estimated to equal its carrying value after consideration of the expected repayment timing of the remaining balance. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2024 and 2023. The estimated fair values of our senior notes are based on quoted market prices as of December 31, 2024 and 2023. The other debt is fixed-rate debt consisting of finance leases with various maturity dates from 2024 to 2025. These other debt obligations are not traded and do not have observable market inputs; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2024 and 2023.

NOTE 13.    EMPLOYEE BENEFIT PLANS

We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.4 million, $1.4 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. The expense of our voluntary contributions to the 401(k) profit-sharing plans and trusts, net of realized forfeitures, was $5.3 million, $5.3 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 14.    SEGMENT INFORMATION

We have four reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online (collectively "Reportable Segments"). The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations of Boyd Interactive, inclusive of our acquisition of Pala Interactive on November 1, 2022, and our acquisition of Resorts Digital on September 1, 2024. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our 28 gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and Adjusted EBITDAR related to the online operations in our Online segment. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency as our Downtown Las Vegas properties cater to the Hawaiian market.

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

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Year Ended December 31, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$647,753	$89,842	$98,365	$—	$—	$58,548	$894,508
Downtown Las Vegas	145,878	44,775	27,498	—	—	11,940	230,091
Midwest & South	1,747,032	168,905	78,745	—	—	68,733	2,063,415
Online	—	—	—	606,233	—	—	606,233
Managed & Other	43,263	—	—	—	88,407	4,277	135,947
Total Revenues	$2,583,926	$303,522	$204,608	$606,233	$88,407	$143,498	$3,930,194

	Year Ended December 31, 2023
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$684,661	$90,182	$96,157	$—	$—	$57,118	$928,118
Downtown Las Vegas	143,899	42,252	24,986	—	—	11,270	222,407
Midwest & South	1,741,068	155,983	77,974	—	—	66,920	2,041,945
Online	—	—	—	422,211	—	—	422,211
Managed & Other	43,660	—	—	—	76,921	3,230	123,811
Total Revenues	$2,613,288	$288,417	$199,117	$422,211	$76,921	$138,538	$3,738,492

	Year Ended December 31, 2022
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$700,230	$88,219	$87,726	$—	$—	$54,555	$930,730
Downtown Las Vegas	139,115	41,578	24,950	—	—	9,689	215,332
Midwest & South	1,788,494	146,182	76,395	—	—	64,995	2,076,066
Online	—	—	—	253,898	—	—	253,898
Managed & Other	46,891	—	—	—	26,905	5,555	79,351
Total Revenues	$2,674,730	$275,979	$189,071	$253,898	$26,905	$134,794	$3,555,377

.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Adjusted EBITDAR
Las Vegas Locals	$428,423	$470,971	$481,643
Downtown Las Vegas	83,325	85,507	86,049
Midwest & South	765,706	781,673	830,782
Online	107,604	62,337	39,778
Managed & Other	96,153	84,478	40,981
Corporate expense	(90,618)	(90,175)	(88,724)
Adjusted EBITDAR	1,390,593	1,394,791	1,390,509
Other operating costs and expenses
Deferred rent	648	708	768
Master lease rent expense	111,406	108,398	106,616
Depreciation and amortization	276,639	256,780	258,179
Share-based compensation expense	29,666	32,379	34,066
Project development, preopening and writedowns	28,572	(8,935)	(18,936)
Impairment of assets	10,500	107,837	40,775
Other operating items, net	5,385	(4,207)	(12,183)
Total other operating costs and expenses	462,816	492,960	409,285
Operating income	927,777	901,831	981,224
Other expense (income)
Interest income	(1,625)	(23,886)	(21,530)
Interest expense, net of amounts capitalized	177,409	171,247	151,249
Loss on early extinguishments and modifications of debt	—	—	19,815
Other, net	(10)	1,563	2,884
Total other expense, net	175,774	148,924	152,418
Income before income taxes	752,003	752,907	828,806
Income tax provision	(174,051)	(132,884)	(189,429)
Net income	$577,952	$620,023	$639,377

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses not directly related to our casino, hotel and online operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Total Reportable Segment Expenses

The Company's chief operating decision maker ("CODM") is our President and Chief Executive Officer. To monitor performance, the CODM regularly receives and reviews revenue and Adjusted EBITDAR information monthly for each operating segment aggregated by reportable segment, as well as consolidated expense information. Additionally, the CODM receives estimated and forecasted expense information by operating segment, as well as Adjusted EBITDAR margins and customer play on a segment basis. The CODM uses Adjusted EBITDAR margins to monitor the operating efficiencies of segments and customer play trends to monitor the overall health of the player in each segment. The CODM evaluates operating performance and allocates resources based on revenue and Adjusted EBITDAR. In particular, the CODM utilizes Adjusted EBITDAR to evaluate total company performance and individual operating segment performance. In addition, the CODM utilizes Adjusted EBITDAR in the evaluation of incentive compensation and in the annual budget process. Finally, the CODM uses Adjusted EBITDAR in the evaluation of potential acquisitions.

As expense information provided is either at the consolidated Company level or is estimated or forecasted, and the CODM is not able to easily compute any segment expenses, the Company has aggregated all expenses into a single other segment expense category to reconcile segment revenues to Adjusted EBITDAR, the segment performance measure. The following table reconciles, for the periods indicated, the revenues of our Reportable Segments and our Managed & Other category to Adjusted EBITDAR.

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Year Ended December 31, 2024
Revenues	$894,508	$230,091	$2,063,415	$606,233	$135,947	$3,930,194
Other segment expenses (1)	466,085	146,766	1,297,709	498,629	39,794	2,448,983
Corporate expense	—	—	—	—	—	90,618
Adjusted EBITDAR	$428,423	$83,325	$765,706	$107,604	$96,153	$1,390,593

Year Ended December 31, 2023
Revenues	$928,118	$222,407	$2,041,945	$422,211	$123,811	$3,738,492
Other segment expenses (1)	457,147	136,900	1,260,272	359,874	39,333	2,253,526
Corporate expense	—	—	—	—	—	90,175
Adjusted EBITDAR	$470,971	$85,507	$781,673	$62,337	$84,478	$1,394,791

Year Ended December 31, 2022
Revenues	$930,730	$215,332	$2,076,066	$253,898	$79,351	$3,555,377
Other segment expenses (1)	449,087	129,283	1,245,284	214,120	38,370	2,076,144
Corporate expense	—	—	—	—	—	88,724
Adjusted EBITDAR	$481,643	$86,049	$830,782	$39,778	$40,981	$1,390,509

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	December 31,	December 31,
(In thousands)	2024	2023
Assets
Las Vegas Locals	$1,623,935	$1,634,732
Downtown Las Vegas	292,765	295,494
Midwest & South	3,855,386	3,805,301
Online	185,567	155,356
Managed & Other	115,839	124,161
Corporate	318,323	258,082
Total Assets	$6,391,815	$6,273,126

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2024 and 2023 and for the years ended  December 31, 2024, 2023 and 2022

Capital Expenditures

The Company's capital expenditures by Reportable Segment and Managed & Other category consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Capital Expenditures
Las Vegas Locals	$71,182	$82,918	$37,339
Downtown Las Vegas	12,040	42,233	52,423
Midwest & South	228,457	200,577	109,475
Online	42	224	462
Managed & Other	5,050	5,001	4,104
Corporate	90,959	55,776	67,874
Total Capital Expenditures	407,730	386,729	271,677
Change in Accrued Capital Expenditure Additions	(7,330)	(12,779)	(2,522)
Cash-Based Capital Expenditures	$400,400	$373,950	$269,155

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 15.     RELATED PARTY TRANSACTIONS

Boyd Percentage Ownership

Marianne Boyd Johnson, our Executive Chairman of the Board of Directors, together with her immediate family, beneficially owned approximately 27% of our outstanding shares of common stock as of December 31, 2024. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2024, 2023 and 2022, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives.

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2024. During this period, up to the filing date, other than the following: (i) an $0.18 per share cash dividend declared by the Board of Directors on  February 20, 2025 and payable  April 15, 2025 to shareholders of record on March 17, 2025; and (ii) agreements related to our Norfolk, Virginia project, as discussed further below, we did not identify any additional subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

Pursuant to the October 21, 2024, agreements between the Company and the Tribe, PITGA, and GEC, on February 14, 2025, the Company entered into agreements in furtherance of its previously disclosed intentions to develop and build the Norfolk Casino in cooperation with the Tribe, PITGA and GEC. The agreements provide for the Company to serve as the exclusive developer and manager of the Norfolk Casino, which, pending receipt of final regulatory approvals, is expected to open a transitional casino facility in November 2025 and a full casino hotel resort in late 2027. The Company anticipates incurring aggregate expenditures of approximately $750 million in connection with the Norfolk Casino project, as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2024.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Report.

Material Weakness Remediation

As discussed in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the identification of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2023, management identified a material weakness related to the preparation and independent review of journal entries, which resulted in a lack of segregation of duties over the preparation, review, and recording of journal entries. The failure to maintain appropriate segregation of duties had a pervasive impact and consequently, this deficiency impacted control activities over all financial statement account balances, classes of transactions, and disclosures.

We are committed to maintaining a strong internal control environment. With the oversight of senior management, subsequent to December 31, 2023, a plan to remediate the underlying cause of the material weakness and improve the operating effectiveness of internal control over financial reporting and our disclosure controls was developed and was implemented. During the first quarter of 2024, we executed on all elements of our remediation plan as defined below and in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024. We continued to reinforce remediation efforts during 2024 and monitored operating effectiveness. As of December 31, 2024, management concluded the material weakness was remediated. Specifically, the following remediation efforts occurred to ensure there were appropriate levels of independent reviews of journal entries, in order to address proper segregation of duties, including:

•	Educating control owners to ensure that all design elements of the journal entry control are performed;
•	Implementing additional attestations within our existing quarterly self-assessment process that address and reinforce proper segregation of duties over journal entries; and
•	Enhancing our monitoring control that verifies that journal entries have a separate preparer and independent reviewer.

We believe these actions have meaningfully strengthened our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the remediation of the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (2013). Based on this evaluation, and the remediation discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

On September 1, 2024, Boyd Interactive Gaming, Inc., a wholly owned subsidiary of Boyd Gaming, completed the acquisition of Resorts Digital Gaming, LLC ("Resorts Digital") pursuant to a Membership Interest Purchase Agreement. Accordingly, the acquired assets and liabilities of these entities are included in our consolidated balance sheet as of December 31, 2024, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows for the year ended December 31, 2024, from the date of acquisition. However, we have elected to exclude Resorts Digital from the scope of our annual report on internal control over financial reporting as of December 31, 2024. The financial position of Resorts Digital represented approximately 2.2% of our total net assets and 0.6% of our total assets as of December 31, 2024, and its results of operations increased our total revenues by 0.3% and our net income by 0.3% during the year ended December 31, 2024.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boyd Gaming Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Resorts Digital Gaming, LLC ("Resorts Digital") which was  acquired on September 1, 2024, and whose financial statements constitute 2.2% of total net assets, 0.6% of total assets, 0.3% of revenues, and 0.3% of net income of the financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Resorts Digital.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 21, 2025

ITEM 9B.    Other Information

None of the Company's directors or officers adopted, modified or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement" during the Company's fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, will be set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 21, 2025:

Name	Age	Position
Josh Hirsberg	63	Chief Financial Officer and Treasurer (Principal Financial Officer)
Theodore A. Bogich	70	Chief Operating Officer
Uri Clinton	52	General Counsel and Corporate Secretary
Stephen S. Thompson	65	Chief Administrative Officer
Lori M. Nelson	44	Chief Accounting Officer (Principal Accounting Officer) and Senior Vice President Financial Operations and Reporting

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

ITEM 11.    Executive Compensation

The information required by this item will be set forth under the captions Director Compensation, Compensation Discussion and Analysis, Compensation Tables, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report in our Definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions Ownership of Principal Stockholders and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as well as the audit committee's pre-approval policies will appear under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.8
First Supplemental Indenture governing the Company's 4.750% Senior Notes due 2027, dated December 29, 2023, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.
Incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 26, 2024.

4.9
First Supplemental Indenture governing the Company's 4.750% Senior Notes due 2031, dated December 29, 2023, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.
Incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 26, 2024.

Exhibit
Number	Description of Exhibit	Method of Filing

10.1	Form of Indemnification Agreement	Filed electronically herewith

10.2*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.3*	The Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan for the Board of Directors and Key Employees	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.4*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.5*	Boyd Gaming Corporation's 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.6*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.7*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.8*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plans	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.9*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.10*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.11*	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.12*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.13*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.17*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.18*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit
Number	Description of Exhibit	Method of Filing

10.19*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.20	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

10.21	Master Lease, dated October 15, 2018, by and between Boyd (Ohio) PropCo, LLC and PNK (Ohio), LLC	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020.

10.22*	2020 Stock Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed September 29, 2020.

10.23	Credit Agreement, dated as of March 2, 2022, among the Company, the Guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association as swingline lender, and certain other financial institutions party thereto as lenders.	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022 filed with the SEC on May 6, 2022.

19	Insider Trading Policy	Incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 26, 2024.

21.1	Subsidiaries of the Registrant.	Filed electronically herewith.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K).	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

97.1*	Compensation Recoupment Policy	Incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 26, 2024.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

101

The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

Filed electronically herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith.

________________________________

*	Management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

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

Signature	Title	Date

/s/ MARIANNE BOYD JOHNSON	Executive Chairman of the Board of Directors	February 21, 2025
Marianne Boyd Johnson

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 21, 2025
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Chief Financial Officer and Treasurer	February 21, 2025
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Director	February 21, 2025
William R. Boyd

/s/ JOHN R. BAILEY	Director	February 21, 2025
John R. Bailey

/s/ MICHAEL A. HARTMEIER	Director	February 21, 2025
Michael A. Hartmeier

/s/ CHRISTINE J. SPADAFOR	Director	February 21, 2025
Christine J. Spadafor

/s/ A. RANDALL THOMAN	Director	February 21, 2025
A. Randall Thoman

/s/ PETER M. THOMAS	Director	February 21, 2025
Peter M. Thomas

/s/ PAUL W. WHETSELL	Director	February 21, 2025
Paul W. Whetsell

/s/ LORI M. NELSON	Senior Vice President Financial Operations and Reporting and Chief Accounting Officer	February 21, 2025
Lori M. Nelson	(Principal Accounting Officer)