Form 10-Q
period 2025-03-31
BOYD GAMING CORP
filed 2025-05-02
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2025 was 81,403,080.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2025

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$311,503	$316,688
Restricted cash	5,310	4,676
Accounts receivable, net	109,951	132,270
Inventories	20,742	21,235
Prepaid expenses and other current assets	54,874	56,633
Income taxes receivable	—	30,005
Total current assets	502,380	561,507
Property and equipment, net	2,751,272	2,679,276
Operating lease right-of-use assets	685,760	735,618
Other assets, net ($83,754 and $0 assets related to VIE)	184,072	66,518
Intangible assets, net	1,387,635	1,391,007
Goodwill, net	957,891	957,889
Total assets	$6,469,010	$6,391,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$127,517	$131,264
Current maturities of long-term debt	44,001	44,006
Accrued liabilities	448,833	447,415
Income taxes payable	9,977	—
Total current liabilities	630,328	622,685
Long-term debt, net of current maturities and debt issuance costs	3,472,573	3,132,584
Operating lease liabilities, net of current portion	598,356	651,751
Deferred income taxes	349,328	346,916
Other liabilities	66,056	56,366
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 81,881,988 and 86,184,155 shares outstanding	819	862
Additional paid-in capital	—	—
Retained earnings	1,350,309	1,583,053
Accumulated other comprehensive loss	(1,976)	(2,402)
Boyd Gaming Corporation stockholders' equity	1,349,152	1,581,513
Noncontrolling interest	3,217	—
Total stockholders' equity	1,352,369	1,581,513
Total liabilities and stockholders' equity	$6,469,010	$6,391,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024
Revenues
Gaming	$638,693	$634,131
Food & beverage	74,158	72,639
Room	47,388	48,947
Online	169,573	146,170
Management fee	25,146	22,245
Other	36,607	36,389
Total revenues	991,565	960,521
Operating costs and expenses
Gaming	246,123	245,686
Food & beverage	63,337	61,957
Room	18,997	18,712
Online	146,030	125,475
Other	12,791	12,913
Selling, general and administrative	107,846	108,184
Master lease rent expense	28,160	27,235
Maintenance and utilities	36,725	34,744
Depreciation and amortization	68,223	62,913
Corporate expense	29,951	29,385
Project development, preopening and writedowns	(1,522)	3,021
Impairment of assets	32,272	10,500
Other operating items, net	2,745	411
Total operating costs and expenses	791,678	741,136
Operating income	199,887	219,385
Other expense (income)
Interest income	(808)	(446)
Interest expense, net of amounts capitalized	48,437	42,309
Other, net	107	50
Total other expense, net	47,736	41,913
Income before income taxes	152,151	177,472
Income tax provision	(41,269)	(40,999)
Net income	110,882	136,473
Net loss attributable to noncontrolling interest	537	—
Net income attributable to Boyd Gaming	$111,419	$136,473

Basic net income per common share	$1.31	$1.40
Weighted average basic shares outstanding	85,119	97,434

Diluted net income per common share	$1.31	$1.40
Weighted average diluted shares outstanding	85,136	97,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net income	$110,882	$136,473
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	411	250
Foreign currency translation adjustments	15	(318)
Comprehensive income	111,308	136,405
Amounts attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	537	—
Comprehensive loss attributable to noncontrolling interest	537	—
Comprehensive income attributable to Boyd Gaming	$111,845	$136,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2025	86,184,155	$862	$—	$1,583,053	$(2,402)	$—	$1,581,513
Net income (loss)	—	—	—	111,419	—	(537)	110,882
Fair value adjustments to available-for-sale securities	—	—	—	—	411	—	411
Foreign currency translation adjustments	—	—	—	—	15	—	15
Stock options exercised	7,477	—	139	—	—	—	139
Release of restricted stock units, net of tax	44,277	—	(1,209)	(397)	—	—	(1,606)
Release of performance stock units, net of tax	99,124	1	(222)	(4,273)	—	—	(4,494)
Shares repurchased and retired	(4,453,045)	(44)	(6,313)	(324,748)	—	—	(331,105)
Dividends declared ($0.18 per share)	—	—	—	(14,745)	—	—	(14,745)
Share-based compensation costs	—	—	7,605	—	—	—	7,605
Transactions with noncontrolling interest	—	—	—	—	—	3,754	3,754
Balances, March 31, 2025	81,881,988	$819	$—	$1,350,309	$(1,976)	$3,217	$1,352,369

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2024	96,832,453	$968	$—	$1,744,232	$(1,098)	$—	$1,744,102
Net income	—	—	—	136,473	—	—	136,473
Fair value adjustments to available-for-sale securities	—	—	—	—	250	—	250
Foreign currency translation adjustments	—	—	—	—	(318)	—	(318)
Release of restricted stock units, net of tax	85,597	1	(1,586)	(2,049)	—	—	(3,634)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	—	(6,208)
Shares repurchased and retired	(1,658,377)	(17)	(5,155)	(101,133)	—	—	(106,305)
Dividends declared ($0.17 per share)	—	—	—	(16,264)	—	—	(16,264)
Share-based compensation costs	—	—	6,860	—	—	—	6,860
Balances, March 31, 2024	95,409,736	$954	$—	$1,755,168	$(1,166)	$—	$1,754,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$110,882	$136,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,223	62,913
Amortization of debt financing costs and discounts on debt	1,889	1,903
Non-cash operating lease expense	23,333	22,604
Share-based compensation expense	7,605	6,860
Deferred income taxes	2,411	179
Non-cash interest income	(418)	—
Non-cash impairment of assets	32,272	10,500
Other operating activities	(2,417)	1,859
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	22,321	18,970
Inventories	493	250
Prepaid expenses and other current assets	2,716	6,704
Income taxes (receivable) payable, net	39,982	40,766
Other assets, net	1,710	(1,770)
Accounts payable and accrued liabilities	(31,453)	(38,460)
Operating lease liabilities	(23,333)	(22,604)
Other liabilities	177	3,582
Net cash provided by operating activities	256,393	250,729
Cash Flows from Investing Activities
Capital expenditures	(169,893)	(89,645)
Payments received on note receivable	—	208
Advances made under note receivable	(31,780)	—
Cash paid for asset acquisitions	(41,461)	—
Other investing activities	(7,287)	(893)
Net cash used in investing activities	(250,421)	(90,330)
Cash Flows from Financing Activities
Borrowings under credit facility	808,900	364,300
Payments under credit facility	(470,800)	(413,600)
Share-based compensation activities	(5,961)	(9,842)
Shares repurchased and retired	(327,997)	(105,500)
Dividends paid	(14,665)	(15,510)
Other financing activities	(5)	(37)
Net cash used in financing activities	(10,528)	(180,189)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	5	(102)
Change in cash, cash equivalents and restricted cash	(4,551)	(19,892)
Cash, cash equivalents and restricted cash, beginning of period	321,364	307,930
Cash, cash equivalents and restricted cash, end of period	$316,813	$288,038
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$45,579	$40,830
Cash received for interest	—	212
Cash paid (received) for income taxes	91	(340)
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$24,907	$23,172
Dividends declared not yet paid	14,745	16,262
Asset acquisition in exchange for contingent consideration	38,539	—
Derecognition of right-of-use operating lease asset	36,883	—
Derecognition of lease liability	(36,883)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 21, 2025.

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

Consolidation of Subsidiaries and Variable Interest Entities

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In addition, we consolidate variable interest entities ("VIEs") for which we or one of our consolidated subsidiaries is the primary beneficiary. Investments in unconsolidated affiliates, which are 50% or less owned and where we have significant influence and do not meet the controlling financial interest consolidation criteria of the authoritative accounting guidance for voting interest or VIEs, are accounted for under the equity method.

We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly affect the economic performance of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. We review investments for VIE consideration if a reconsideration event occurs to determine if the investment qualifies, or continues to qualify, as a VIE.

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

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2025	2024	2024	2023
Cash and cash equivalents	$311,503	$316,688	$283,545	$304,271
Restricted cash	5,310	4,676	4,493	3,659
Total cash, cash equivalents and restricted cash	$316,813	$321,364	$288,038	$307,930

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

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

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Food & beverage	$32,259	$30,668
Room	15,124	14,672
Other	1,806	2,025

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $127.1 million and $126.7 million for the three months ended March 31, 2025 and 2024, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $5.4 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively.

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

The IRS has selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024. As of  March 31, 2025, there were no changes to our unrecognized tax benefits to date.

Collaborative Arrangements

We hold a five percent equity ownership in and have a strategic partnership with FanDuel Group ("FanDuel"), the nation's leading sports-betting operator, to pursue sports-betting opportunities across the country, both at our gaming entertainment properties and online. Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our gaming entertainment properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas gaming entertainment properties, our gaming entertainment properties in Mississippi and all of the gaming entertainment properties in the states where we offer online sports wagering. Under our online collaborative arrangements with FanDuel and other third parties, we receive a revenue share from the third-party operator based on actual wagering wins and losses. The activities under these collaborative arrangements related to online wagering, are recorded in online revenue and online expense on the condensed consolidated statements of operations. The activities under these collaborative arrangements related to sportsbooks at our gaming entertainment properties, are recorded in gaming revenue and gaming expense.

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $129.6 million and $116.0 million for the three months ended March 31, 2025 and 2024, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Land	$359,096	$338,469
Buildings and improvements	3,419,635	3,398,700
Furniture and equipment	1,904,092	1,870,124
Riverboats and barges	211,948	211,879
Construction in progress	207,079	148,571
Total property and equipment	6,101,850	5,967,743
Less accumulated depreciation	(3,350,578)	(3,288,467)
Property and equipment, net	$2,751,272	$2,679,276

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Depreciation expense	$63,803	$58,823

During the three months ended March 31, 2025, as a result of our first quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. To determine the value of the long-lived asset and the resulting impairment, we utilized the income approach which focuses on the income-producing capability of the asset. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our property and equipment long-lived assets during the three months ended March 31, 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31, 2025
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	4.4	$3,300	$(385)	$—	$—	$2,915
Host agreements	8.2	58,000	(26,422)	—	—	31,578
Development agreement	4.4	21,373	(8,015)	—	—	13,358
Developed technology	7.1	44,464	(10,258)	—	(408)	33,798
B2B relationships	4.8	28,000	(9,459)	—	(78)	18,463
B2C relationships	9.6	13,000	(2,618)	—	—	10,382
Marketing agreement	19.4	4,500	(131)	—	—	4,369
		172,637	(57,288)	—	(486)	114,863

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, March 31, 2025		$1,765,618	$(91,248)	$(286,249)	$(486)	$1,387,635

	December 31, 2024
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	2.1	$7,225	$(4,145)	$—	$—	$3,080
Host agreements	8.4	58,000	(25,456)	—	—	32,544
Development agreement	4.6	21,373	(7,251)	—	—	14,122
Developed technology	7.3	43,435	(9,045)	—	(418)	33,972
B2B relationships	5.0	28,000	(8,481)	—	(80)	19,439
B2C relationships	9.8	13,000	(2,347)	—	—	10,653
Marketing agreement	19.7	4,500	(75)	—	—	4,425
		175,533	(56,800)	—	(498)	118,235

Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, December 31, 2024		$1,768,514	$(90,760)	$(286,249)	$(498)	$1,391,007

The following table presents the future amortization expense for our amortizing intangible assets as of  March 31, 2025:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2025 (excluding three months ended March 31, 2025)	$495	$2,901	$2,289	$3,878	$2,857	$812	$169	$13,401
2026	660	3,867	3,053	5,178	3,914	1,083	225	17,980
2027	660	3,867	3,053	5,178	3,914	1,083	225	17,980
2028	660	3,867	3,053	4,933	3,914	1,083	225	17,735
2029	440	3,867	1,910	4,291	3,296	1,083	225	15,112
Thereafter	—	13,209	—	10,340	568	5,238	3,300	32,655
Total future amortization	$2,915	$31,578	$13,358	$33,798	$18,463	$10,382	$4,369	$114,863

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

During the three months ended March 31, 2024, as a result of our first quarter 2024 impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our intangible assets during the three months ended March 31, 2025.

Goodwill consists of the following:

	March 31, 2025
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	4	22,741
Managed & Other	30,529	—	(30,529)	—	—
Balances, March 31, 2025	$1,372,099	$(6,134)	$(408,078)	$4	$957,891

	December 31, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	2	22,739
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2024	$1,372,099	$(6,134)	$(408,078)	$2	$957,889

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Payroll and related	$57,679	$86,267
Interest	18,790	17,593
Gaming	71,395	73,321
Player loyalty program	23,192	20,896
Advance deposits	17,937	15,426
Outstanding chips	6,952	7,790
Dividends payable	14,745	14,665
Operating leases	102,285	102,855
Other	135,858	108,602
Total accrued liabilities	$448,833	$447,415

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	March 31, 2025
	Interest		Unamortized
	Rates at		Origination
	March 31,	Outstanding	Fees and	Long-Term
(In thousands)	2025	Principal	Costs	Debt, Net
Credit facility	6.161%	$1,638,400	$(8,044)	$1,630,356
4.750% senior notes due 2027	4.750%	1,000,000	(5,357)	994,643
4.750% senior notes due 2031	4.750%	900,000	(8,426)	891,574
Other	5.208%	1	—	1
Total long-term debt		3,538,401	(21,827)	3,516,574
Less current maturities		44,001	—	44,001
Long-term debt, net		$3,494,400	$(21,827)	$3,472,573

	December 31, 2024
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2024	Principal	Costs	Debt, Net
Credit facility	6.169%	$1,300,300	$(9,109)	$1,291,191
4.750% senior notes due 2027	4.750%	1,000,000	(5,844)	994,156
4.750% senior notes due 2031	4.750%	900,000	(8,763)	891,237
Other	5.208%	6	—	6
Total long-term debt		3,200,306	(23,716)	3,176,590
Less current maturities		44,006	—	44,006
Long-term debt, net		$3,156,300	$(23,716)	$3,132,584

The outstanding principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Revolving Credit Facility	$825,000	$475,000
Term A Loan	748,000	759,000
Swing Loan	65,400	66,300
Total outstanding principal amounts	$1,638,400	$1,300,300

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $825.0 million and $65.4 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $546.6 million as of March 31, 2025.

Covenant Compliance

As of  March 31, 2025, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a management agreement with Wilton Rancheria. The management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $25.1 million and  $22.2 million for our management services for the three months ended March 31, 2025 and 2024, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

Master Lease Agreements
The Company leases the facilities associated with the Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park gaming entertainment properties (“Master Leases”), with the initial term commencing on October 15, 2018 and ending on April 30, 2026, with options for renewal. The term of the Master Leases may be extended for five separate renewal terms of five years each. During the first quarter 2025, the Company exercised its right to extend the Master Leases for the first renewal term. This first renewal extends the Master Leases through April 30, 2031. The monthly lease payment during the initial term that consists of: (i) the building base rent, plus (ii) the land base rent, plus (iii) the percentage rent, each as defined in the Master Leases, continues during the first renewal term. The exercise of the first renewal term was previously assumed as the reasonably certain lease period at the Master Leases commencement date.

Norfolk Agreements
On October 21, 2024, the Company, the Pamunkey Indian Tribe ("Tribe"), the Pamunkey Indian Tribal Gaming Authority ("PITGA"), and its wholly owned subsidiary, Golden Eagle Consulting II, LLC ("GEC") entered into agreements, pursuant to which, among other things, the Company will, subject to the purchase of land to develop and build a commercial casino and hotel development in Norfolk, Virginia ("Norfolk Casino"), (i) receive from PITGA an exclusive option to purchase a percentage of membership interests of GEC, (ii) make advance payments to PITGA and GEC, and (iii) become developer and manager of the Norfolk Casino.

Pursuant to the October 21, 2024, agreements between the Company and the Tribe, PITGA, and GEC, on February 14, 2025, the Norfolk Casino land was purchased and the Company entered into agreements with the Tribe, PITGA and GEC to develop and manage the Norfolk Casino. GEC was previously formed to develop and operate the Norfolk Casino and has no assets or operations, other than the exclusive right to a gaming license for a casino development in Norfolk, Virginia. The development agreement with PITGA and GEC provides for the Company to fund and manage the development of the Norfolk Casino ("Norfolk Development Agreement"). The management agreement with PITGA and GEC provides for the Company to manage the operations of the developed Norfolk Casino ("Norfolk Management Agreement"), including both the transitional casino expected to open in the fourth quarter 2025, and the full casino resort expected to open in late 2027, both pending receipt of final regulatory approvals. Through the Norfolk Management Agreement, the Company is responsible for funding any operational losses and is entitled to significant economic benefits from the developed casino’s operations. The Company has determined that GEC is a VIE and that the Company has variable interests in GEC through its exclusive option to purchase a percentage of membership interests of GEC, the Norfolk Development Agreement and the Norfolk Management Agreement. As the Company has the power to direct the activities that most significantly affect the economic performance of GEC, including development and management of the Norfolk Casino, and the right to receive benefits or the obligation to absorb losses that could be potentially significant to GEC, the Company has determined that it is the primary beneficiary of GEC and that GEC must be consolidated with the Company’s financial results. The Company does not have the power to direct the Tribe or PITGA’s activities, nor is it responsible for economic losses or have rights to economic benefits of the Tribe or PITGA.

The Company anticipates incurring aggregate expenditures in connection with the Norfolk Casino project of approximately $750.0 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

Commitments
As of March 31, 2025, other than the Master Lease Agreements and Norfolk Agreements discussed above, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024 and December 5, 2024. As of  March 31, 2025,  $312.5 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024
Shares repurchased (2)	4,453	1,658
Total cost, including brokerage fees (3)	$327,997	$105,500
Average repurchase price per share (4)	$73.66	$63.62

(1) Shares repurchased reflect repurchases settled during the three months ended March 31, 2025 and 2024. These amounts exclude repurchases, if any, traded but not yet settled on or before March 31, 2025 and 2024, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2023	December 22, 2023	January 15, 2024	$0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18

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

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Gaming	$228	$235
Food & beverage	44	45
Room	21	21
Selling, general and administrative	1,161	1,192
Corporate expense	6,151	5,367
Total share-based compensation expense	$7,605	$6,860

Restricted Stock Units

Our 2020 Plan provides for the grant of Restricted Stock Units ("RSU"). A RSU is an award that may be earned in whole, or in part, upon the passage of time, and that may be settled for cash, shares, other securities or a combination thereof. The RSUs do not contain voting rights and are not entitled to dividends. The RSUs are subject to the terms and conditions contained in the applicable award agreement and the 2020 Plan. Share-based compensation costs related to RSU awards are calculated based on the market price on the date of the grant. We grant RSUs to certain members of management of the Company, which represents a contingent right to receive one share of our common stock upon vesting. Prior to the first quarter 2025 grant, a RSU generally vested on the third anniversary of its issuance date. Beginning with the first quarter 2025 grant, a RSU generally vests in annual installments of one-third of the original number of units granted with the full award fully vested on the third anniversary of its issuance date. Share-based compensation expense is amortized to expense over the requisite service period. In addition, annually we award RSUs to certain members of our Board of Directors and the shares are issued to the director when the RSU is granted. As these RSUs are issued for past service, they are expensed on the date of issuance.

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

The PSU grants awarded in first quarter 2022 and third quarter 2021 fully vested during the first quarter of 2025 and 2024, respectively. Common shares under the 2022 grant were issued based on determination by the Compensation Committee of the Board of Directors ("Compensation Committee") of our actual achievement of Earnings Before Interest, Taxes, Depreciation and Amortization and Rent under master leases ("EBITDAR"), EBITDAR margin and return on invested capital for the three-year performance period from January 1, 2022 to December 31, 2024. Common shares under the 2021 grant were issued based on the determination by the Compensation Committee of our actual achievement of EBITDAR and return on invested capital for the two-year performance period from July 2021 to June 2023. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in February 2022 resulted in a total of 147,970 shares being issued during the first quarter of 2025, representing approximately 1.22 shares per PSU. Of the 147,970 shares issued, a total of 55,433 were surrendered by the participants for payroll taxes, resulting in a net issuance of 92,537 shares due to the vesting of the 2022 grant. The actual achievement level under the award metrics equaled the estimated performance as of the year-end 2024; therefore, the vesting of the PSUs did not impact compensation costs in our 2025 condensed consolidated statement of operations.

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

Unamortized Stock Compensation Expense and Recognition Period

As of March 31, 2025, there was approximately $23.5 million, $11.1 million and $1.9 million of total unrecognized share-based compensation costs related to unvested RSUs, PSUs and career shares, respectively. As of March 31, 2025, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.8 years, 2.6 years and 3.4 years, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	March 31, 2025
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$311,503	$311,503	$—	$—
Restricted cash	5,310	5,310	—	—
Investment available for sale	13,142	—	—	13,142

	December 31, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$316,688	$316,688	$—	$—
Restricted cash	4,676	4,676	—	—
Investment available for sale	12,553	—	—	12,553

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  March 31, 2025 and December 31, 2024.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $16.4 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  March 31, 2025 and December 31, 2024. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2025 and  December 31, 2024 is a discount rate of 12.7% and 13.0%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income. At both  March 31, 2025 and December 31, 2024, $0.8 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  March 31, 2025 and December 31, 2024, $12.4 million and $11.8 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.8 million at both  March 31, 2025 and December 31, 2024, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Balance at beginning of reporting period	$12,553	$13,327
Total gains (realized or unrealized):
Included in interest income	45	44
Included in other comprehensive income (loss)	544	179
Purchases, sales, issuances and settlements:
Settlements	—	—
Balance at end of reporting period	$13,142	$13,550

We are exposed to valuation risk on our Level 3 financial instrument. We estimate our risk exposure using a sensitivity analysis of potential changes in the significant unobservable inputs of our fair value measurements. Our Level 3 financial instrument is most susceptible to valuation risk caused by changes in the discount rate. If the discount rate in our fair value measurements increased or decreased by 100 basis points, the change would not cause the value of our fair value measurements to change significantly.

The fair value of indefinite-lived intangible assets and long-lived assets, classified in the fair value hierarchy as Level 3, is utilized in performing the Company's impairment analyses.

Assets acquired and contingent liabilities assumed as part of an asset acquisition, along with noncontrolling interest, are recorded at fair value upon acquisition and all are classified in the fair value hierarchy as Level 3, other than cash or restricted cash acquired, classified as Level 1.

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable.

	March 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$32,198	$32,198	$33,018	Level 3
Liabilities
Obligation under assessment arrangements	17,377	15,532	19,949	Level 3

	December 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$18,014	$16,057	$20,719	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,638,400	$1,630,356	$1,617,830	Level 2
4.750% senior notes due 2027	1,000,000	994,643	972,500	Level 1
4.750% senior notes due 2031	900,000	891,574	825,750	Level 1
Other	1	1	1	Level 3
Total debt	$3,538,401	$3,516,574	$3,416,081

	December 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,300,300	$1,291,191	$1,279,428	Level 2
4.750% senior notes due 2027	1,000,000	994,156	968,750	Level 1
4.750% senior notes due 2031	900,000	891,237	832,500	Level 1
Other	6	6	6	Level 3
Total debt	$3,200,306	$3,176,590	$3,080,684

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

The estimated fair values of our note receivable and our obligation under assessment arrangements is based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  March 31, 2025 and December 31, 2024. The estimated fair values of our senior notes are based on quoted market prices as of  March 31, 2025 and December 31, 2024. The other debt is fixed-rate debt consisting of finance leases with maturity dates in 2025. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2025 and 2024.

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

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, net income (loss) attributable to noncontrolling interest, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and Adjusted EBITDAR related to the online operations in our Online segment. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended March 31, 2025
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$160,740	$22,767	$23,203	$—	$—	$16,089	$222,799
Downtown Las Vegas	36,590	10,878	6,873	—	—	2,946	57,287
Midwest & South	430,176	40,513	17,312	—	—	16,586	504,587
Online	—	—	—	169,573	—	—	169,573
Managed & Other	11,187	—	—	—	25,146	986	37,319
Total Revenues	$638,693	$74,158	$47,388	$169,573	$25,146	$36,607	$991,565

	Three Months Ended March 31, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$161,456	$22,422	$25,756	$—	$—	$15,988	$225,622
Downtown Las Vegas	33,721	10,415	6,568	—	—	2,827	53,531
Midwest & South	428,241	39,802	16,623	—	—	16,100	500,766
Online	—	—	—	146,170	—	—	146,170
Managed & Other	10,713	—	—	—	22,245	1,474	34,432
Total Revenues	$634,131	$72,639	$48,947	$146,170	$22,245	$36,389	$960,521

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Adjusted EBITDAR
Las Vegas Locals	$106,547	$110,438
Downtown Las Vegas	20,923	17,815
Midwest & South	183,222	180,994
Online	23,306	20,476
Managed & Other	27,319	24,781
Corporate expense	(23,800)	(24,018)
Adjusted EBITDAR	337,517	330,486
Other operating costs and expenses
Deferred rent	147	161
Master lease rent expense	28,160	27,235
Depreciation and amortization	68,223	62,913
Share-based compensation expense	7,605	6,860
Project development, preopening and writedowns	(1,522)	3,021
Impairment of assets	32,272	10,500
Other operating items, net	2,745	411
Total other operating costs and expenses	137,630	111,101
Operating income	199,887	219,385
Other expense (income)
Interest income	(808)	(446)
Interest expense, net of amounts capitalized	48,437	42,309
Other, net	107	50
Total other expense, net	47,736	41,913
Income before income taxes	152,151	177,472
Income tax provision	(41,269)	(40,999)
Net income	110,882	136,473
Net income attributable to noncontrolling interest	537	—
Net income attributable to Boyd Gaming	$111,419	$136,473

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024

______________________________________________________________________________________________________

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

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Three Months Ended March 31, 2025
Revenues	$222,799	$57,287	$504,587	$169,573	$37,319	$991,565
Other segment expenses (1)	116,252	36,364	321,365	146,267	10,000	630,248
Corporate expense	—	—	—	—	—	23,800
Adjusted EBITDAR	$106,547	$20,923	$183,222	$23,306	$27,319	$337,517

Three Months Ended March 31, 2024
Revenues	$225,622	$53,531	$500,766	$146,170	$34,432	$960,521
Other segment expenses (1)	115,184	35,716	319,772	125,694	9,651	606,017
Corporate expense	—	—	—	—	—	24,018
Adjusted EBITDAR	$110,438	$17,815	$180,994	$20,476	$24,781	$330,486

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2025	2024
Assets
Las Vegas Locals	$1,603,655	$1,623,935
Downtown Las Vegas	286,545	292,765
Midwest & South	3,843,836	3,855,386
Online	178,814	185,567
Managed & Other	115,890	115,839
Corporate	440,270	318,323
Total Assets	$6,469,010	$6,391,815

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2025. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business and business-to-consumer online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of our online gaming operations through collaborative arrangements with third parties throughout the United States and the operations of Boyd Interactive. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner").

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

We also own a travel agency located in Hawaii. As our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii, financial results for our travel agency are included in our Downtown Las Vegas segment.

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

Maintaining Our Brand

The ability of our Team Members to deliver great customer service helps distinguish our Company and our brand from our competitors. Our Team Members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding through our "Boyd Rewards" loyalty program. Our players use their Boyd Rewards cards to earn and redeem points at all of our gaming entertainment properties and online casino gaming offerings. Boyd Rewards, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and monetary discounts, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended
	March 31,
(In millions)	2025	2024
Total revenues	$991.6	$960.5
Operating income	199.9	219.4
Net income	110.9	136.5

Total Revenues

Total revenues for the three months ended March 31, 2025 increased by $31.0 million, or 3.2%, compared to the prior year comparable period, primarily due to the following: (i) an increase in online revenue of $23.4 million, which was driven by an increase of $13.6 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the three months ended March 31, 2025, as compared to the prior year comparable period and a $10.9 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Resorts Digital Gaming, LLC ("Resorts Digital") on September 1, 2024; (ii) an increase in gaming revenues of $4.6 million, or 0.7%, driven by an increase in slot handle of 1.5% and table game hold of 4.8%; and (iii) an increase of $2.9 million related to the Sky River Casino management fee.

Operating Income

Operating income decreased by $19.5 million, or 8.9%, for the three months ended March 31, 2025, compared to the prior year comparable period. Operating income was unfavorably impacted by a $21.8 million increase in impairment of assets over the prior year comparable period as the Company recorded a long-lived asset impairment charge of $32.3 million during the three months ended March 31, 2025 related to property and equipment in the Las Vegas Locals segment, compared to a $10.5 million impairment charge during the three months ended March 31, 2024 related to a gaming license right in the Midwest & South segment. While online revenues grew $23.4 million, $13.6 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is also recorded as an expense.

Net Income

Net income de creased  $25.6  million for the three months ended  March 31, 2025 , compared to the prior year comparable period, primarily due to the $19.5 million decrease in operating income, as discussed above. In addition, interest expense unfavorably impacted net income and increased $6.1 million primarily due to an increase in the weighted average long-term debt balance of $498.1 million.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  64% and 66% of revenues for the three months ended  March 31, 2025 and 2024, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating  17% and  15% of revenues for the three months ended  March 31, 2025  and 2024 , respectively . Food & beverage revenues, room revenues, management fee revenues and other revenues separately contributed 8% or less of revenues during these periods.
	Three Months Ended
	March 31,
(In millions)	2025	2024
REVENUES
Gaming	$638.7	$634.1
Food & beverage	74.2	72.6
Room	47.4	49.0
Online	169.6	146.2
Management fee	25.1	22.2
Other	36.6	36.4
Total revenues	$991.6	$960.5

DEPARTMENTAL OPERATING EXPENSES
Gaming	$246.1	$245.7
Food & beverage	63.3	62.0
Room	19.0	18.7
Online	146.0	125.5
Other	12.8	12.9
Total departmental operating expenses	$487.2	$464.8

MARGINS
Gaming	61.5%	61.3%
Food & beverage	14.7%	14.6%
Room	59.9%	61.8%
Online	13.9%	14.2%
Other	65.0%	64.6%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $4.6 million, or 0.7%, during the three months ended March 31, 2025, compared to the prior year comparable period, was primarily due to increases in slot handle of 1.5% and table game hold of 4.8%.

Food & Beverage

Food & beverage revenues increased $1.5 million, or 2.1%, during the three months ended March 31, 2025, compared to the prior year comparable period, with margins staying consistent at 14.7% for the three months ended March 31, 2025, as compared to 14.6% for the prior year comparable period.

Room

Room revenues decreased $1.6 million, or 3.2%, during the three months ended March 31, 2025, compared to the prior year comparable period, primarily due to a decline of 3.1% in average daily rate.

Online

Online revenues increased $23.4 million during the three months ended March 31, 2025, compared to the prior year comparable period, primarily driven by an increase of $13.6 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $10.9 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Resorts Digital on September 1, 2024.

Management fee

Management fee revenues during the three months ended March 31, 2025 and 2024 of $25.1 million and $22.2 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $0.2 million, or 0.6%, as compared to the corresponding period of the prior year.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine profitability based on Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR"), which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedown expenses, impairments of assets, gain or loss on early extinguishments and modifications of debt, net income (loss) attributable to noncontrolling interest and other items, net, as applicable. Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency located in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees, are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Total revenues
Las Vegas Locals	$222.8	$225.6
Downtown Las Vegas	57.3	53.5
Midwest & South	504.6	500.8
Online	169.6	146.2
Managed & Other	37.3	34.4
Total revenues	$991.6	$960.5

Adjusted EBITDAR (1)
Las Vegas Locals	$106.6	$110.4
Downtown Las Vegas	20.9	17.8
Midwest & South	183.2	181.0
Online	23.3	20.5
Managed & Other	27.3	24.8
Corporate expense	(23.8)	(24.0)
Adjusted EBITDAR	$337.5	$330.5

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $2.8 million, or 1.3%, during the three months ended March 31, 2025, as compared to the prior year comparable period, due primarily to a $2.6 million decline in room revenues. The decrease in room revenues was attributable to declines in average daily rate of 6.8% and hotel occupancy rate of 3.1% over the prior year comparable period. The reduction in average daily rate and hotel occupancy rate was driven primarily from the prior year benefiting from the Super Bowl held in Las Vegas during the first quarter of 2024.

Adjusted EBITDAR decreased by  $3.9  million, or 3.5%, during the three months ended  March 31, 2025 , as compared to the prior year comparable period, due primarily to the room revenues decline discussed above.

Downtown Las Vegas
Total revenues increased by $3.8 million, or 7.0%, during the three months ended  March 31, 2025 , as compared to the prior year comparable period, reflecting revenue increases in all departmental categories. Gaming revenue growth of $2.9 million drove the increase which was primarily attributable to increases in slot handle of 5.5% and slot win of 6.8% over the prior year comparable period. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market. The Hawaiian market represented approximately 52% of our occupied rooms in this segment during both the three months ended March 31, 2025 and 2024. Occupied rooms by Hawaiian guests increased 7.8% from the prior year comparable period as airfare from Hawaii decreased from the prior year's elevated levels driven by the Super Bowl in Las Vegas.

Adjusted EBITDAR increased by $3.1  million, or 17.4% , during the three months ended  March 31, 2025 , as compared to the prior year comparable period, primarily due to the gaming revenues increase discussed above.

Midwest & South

Total revenues increased by $3.8 million, or 0.8%, during the three months ended March 31, 2025, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased $1.9 million which was attributable to increases in table game hold of 6.3% and slot handle of 1.6% over the prior year comparable period. The increases were driven by Treasure Chest, which opened its new land-based casino in June 2024. Offsetting the strong performance at Treasure Chest, was an increase in weather-impacted days during the first quarter of 2025 of 28%, as compared to the prior year comparable period.

Adjusted EBITDAR increased by $2.2 million, or 1.2%, during the three months ended March 31, 2025, as compared to the corresponding prior year period, due primarily to the gaming revenues increase, as discussed above.

Online

Online revenues increased $23.4 million during the three months ended March 31, 2025, as compared to the prior year comparable period, primarily due to an increase of $13.6 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $10.9 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Resorts Digital on September 1, 2024.

Adjusted EBITDAR increased $2.8 million during the three months ended March 31, 2025, as compared to the corresponding period of the prior year. As discussed earlier, there is an equal amount of expense recorded for the revenue recorded related to the reimbursement of gaming taxes and other expenses, thus resulting in no impact to Adjusted EBITDAR. As such, the Adjusted EBITDAR increase for the three months ended March 31, 2025, is driven by the revenue increase from Boyd Interactive's operations.

Managed & Other
During the  three months ended March 31, 2025 , total revenues increased by  $2.9 million and Adjusted EBITDAR increased by $2.5 million, as compared to the corresponding period of the prior year, primarily due to a $2.9 million increase in Sky River Casino management fees.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Selling, general and administrative	$107.8	$108.2
Master lease rent expense	28.2	27.2
Maintenance and utilities	36.7	34.7
Depreciation and amortization	68.2	62.9
Corporate expense	30.0	29.4
Project development, preopening and writedowns	(1.5)	3.0
Impairment of assets	32.3	10.5
Other operating items, net	2.7	0.4

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, were  10.9% and 11.3% during the three months ended March 31, 2025 and 2024, respectively, and essentially flat to prior year. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expense s, as a percentage of revenues, were favorably impacted by the increase in revenues over the prior year comparable period.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $28.2 million and $27.2 million during the three months ended March 31, 2025 and 2024, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained generally consistent at 3.7% and  3.6% during the three months ended March 31, 2025 and 2024, respectively.

Depreciation and Amortization
Depreciation and amortization expenses were $68.2 million and $62.9 million during the  three months ended March 31, 2025 and 2024 , respectively . The increase is primarily attributable to the new land-based casino at Treasure Chest, that opened in June 2024.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented  3.0%  and  3.1% of revenues during the three months ended March 31, 2025 and 2024 , respectively.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended March 31, 2025 , project development, preopening and writedowns were favorably impacted from $2.5 million in insurance proceeds related to an asset disposition and offset by $0.9 million related to preopening costs. During the three months ended March 31, 2024, the Company incurred $1.8 million in demolition costs and $0.9 million related to preopening costs.

Impairment of Assets

During the three months ended March 31, 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. During the three months ended March 31, 2024, as a result of our first quarter impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Interest expense, net of capitalized interest and interest income	$47.6	$41.9
Average long-term debt balance (1)	3,393.1	2,895.0
Weighted average interest rates	5.4%	5.6%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2025, increased $5.8 million, or 13.8%, from the prior year comparable period primarily due to an increase in the weighted average debt balance of $498.1 million offset by an approximate 20 basis point decrease in the weighted average interest rate.

Income Taxes

The effective tax rates during the three months ended March 31, 2025 and 2024 were 27.1% and 23.1%, respectively. Our tax rate for the three months ended March 31, 2025, was unfavorably impacted by state taxes, nondeductible compensation, including a one-time discrete charge which was partially offset by excess tax benefits related to equity compensation and tax credits. Our tax rate for the three months ended March 31, 2024, was unfavorably impacted by state taxes, certain nondeductible expenses which were partially offset by the inclusion of excess tax benefits related to equity compensation and tax credits, as a component of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $311.5 million and $316.7 million, respectively. In addition, we held restricted cash balances of $5.3 million and $4.7 million at March 31, 2025 and December 31, 2024, respectively. Our working capital deficit at March 31, 2025 and December 31, 2024, was $127.9 million and $61.2 million, respectively.

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

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net cash provided by operating activities	$256.4	$250.7

Cash flows from investing activities
Capital expenditures	(169.9)	(89.6)
Payments received on note receivable	—	0.2
Advances made under note receivable	(31.8)	—
Cash paid for asset acquisitions	(41.4)	—
Other investing activities	(7.3)	(0.9)
Net cash used in investing activities	(250.4)	(90.3)

Cash flows from financing activities
Net borrowings (payments) under credit facility	338.1	(49.3)
Share-based compensation activities	(6.0)	(9.9)
Shares repurchased and retired	(328.0)	(105.5)
Dividends paid	(14.7)	(15.5)
Net cash used in financing activities	(10.6)	(180.2)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	(0.1)
Decrease in cash, cash equivalents and restricted cash	$(4.6)	$(19.9)

Cash Flows from Operating Activities

During the three months ended March 31, 2025 and 2024, we generated operating cash flows of $256.4 million and $250.7 million, respectively. Generally, operating cash flows increased during 2025 as compared to the prior year comparable period due to revenue increases, after excluding the $13.6 million increase from online revenue reimbursements of gaming taxes and other expenses as an equal amount was paid out as expenses.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2025, we incurred net cash outflows for investing activities of $250.4 million comprised of the following: (i) capital expenditures of $169.9 million, primarily related to our various guest room remodels, meeting and convention space at Ameristar St. Charles, slot machines, land, IT equipment and building projects at various properties; (ii) cash paid for asset acquisitions of $41.4 million; and (iii) advances made under a note receivable of $31.8 million. During the three months ended March 31, 2024, we incurred net cash outflows for investing activities of $90.3 million comprised of capital expenditures of $89.6 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, IT equipment and building projects at various properties.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash outflows from financing activities during the three months ended March 31, 2025 is primarily driven by share repurchases and dividends paid, reflecting the priority of our capital return program and focus on returning capital to shareholders. During the first quarter of 2025, we increased borrowings under the Credit Facility as we increased our share repurchase activity, resulting in net borrowings under the Credit Facility in the first quarter of 2025 of $338.1 million driven by the $328.0 million in share repurchases for the quarter. The net cash outflows from financing activities during the three months ended March 31, 2024, primarily reflect share repurchases, payments on the outstanding principal under our Credit Facility, dividends paid and share-based compensation.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

(In millions)	March 31, 2025	December 31, 2024	Increase
Credit facility	$1,638.4	$1,300.3	$338.1
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Total long-term debt	3,538.4	3,200.3	338.1
Less current maturities	44.0	44.0	—
Long-term debt, net	$3,494.4	$3,156.3	$338.1

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	March 31,	December 31,
(In millions)	2025	2024
Revolving Credit Facility	$825.0	$475.0
Term A Loan	748.0	759.0
Swing Loan	65.4	66.3
Total outstanding principal amounts	$1,638.4	$1,300.3

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $825.0 million and $65.4 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $546.6 million as of March 31, 2025.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.2% at both March 31, 2025 and December 31, 2024.

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

Covenant Compliance

As of March 31, 2025, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	March 31,	December 31,
(In millions)	2025	2024
Current assets	$466.3	$493.6
Noncurrent assets	10,745.5	10,462.7
Current liabilities	589.5	543.6
Noncurrent liabilities	4,498.1	4,198.9

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Three Months Ended
(In millions)	March 31, 2025
Revenues	$962.2
Operating income	409.5
Income before income taxes	361.8
Net income	320.3

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024 and December 5, 2024. As of March 31, 2025, we were authorized to repurchase up to an additional $312.5 million in shares of our common stock under the Share Repurchase Program. We repurchased 4.5 million shares and 1.7 million shares during the three months ended March 31, 2025 and 2024, respectively.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2023	December 22, 2023	January 15, 2024	$0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18

Other Items Affecting Liquidity

We anticipate funding our capital requirements using cash on hand, cash being generated from our operations and availability under our Credit Facility, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $250 million. In addition, we expect to spend an additional $100 million in 2025 for hotel renovation projects at three of our gaming entertainment properties. We intend to fund our capital expenditures through cash on hand, our Credit Facility and operating cash flows.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. In 2025, we expect to spend an additional $100 million in growth projects, which includes the expansion of meeting and convention space at Ameristar St. Charles and construction of a new casino, Cadence Crossing. This new 10,000 square foot casino featuring 450 slots and several restaurants will replace our Jokers Wild casino and will be built on the site that currently holds our Jokers Wild casino.

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We plan to open a modest transitional casino in late 2025 and the resort, featuring 1,500 slots, 50 table games, a 200-room hotel, eight food and beverage outlets and other amenities, in late 2027. We expect to spend between $150 million and $200 million on this project in 2025.

During the three months ended March 31, 2025, the company spent approximately $170 million of the total estimated $600 million to $650 million of capital spend expected in 2025.

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

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

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
•

our expectation regarding future trends affecting the gaming industry and the impact of these trends on growth in our industry, future development opportunities and merger and acquisition activity in general;

•	our compliance with government regulations, including our ability to receive and maintain necessary approvals for our projects;
•	the sufficiency of our cash flows from operating activities and financing sources to meet our projected operating and maintenance capital expenditures for the next twelve months;
•	indebtedness, including our ability to refinance or pay amounts outstanding under our credit agreement and our unsecured notes, when they become due and our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our respective indebtedness at or before maturity;
•	our belief that all pending litigation claims, if adversely decided, will not have a material effect on our business, financial position, results of operations or cash flows;
•	our estimates and expectations regarding anticipated taxes, tax credits or tax refunds;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests; and
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos.

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. We are also exposed to commodity prices and potential tariffs on goods purchased from outside the United States ("US"). Our exposure is mitigated as a significant majority of our purchases, both operating and for our construction projects, are from US based suppliers. Finally, we are exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and US dollar, our exposure is limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the US dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in the Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of March 31, 2025, our long-term variable-rate borrowings represented approximately 46.3% of total long-term debt. Based on March 31, 2025 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $16.4 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

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

Other than the implementation of a new Enterprise Resource Planning System during our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1.        Legal Proceedings

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.     Risk Factors

There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
January 1, 2025 through January 31, 2025	1,791,089	$74.26	1,791,089	$507,454,876
February 1, 2025 through February 28, 2025	1,289,436	77.55	1,289,436	407,455,691
March 1, 2025 through March 31, 2025	1,372,520	69.22	1,372,520	312,455,982
Total	4,453,045	$73.66	4,453,045	$312,455,982

(1) All shares repurchased are covered by our share repurchase program as approved by our Board of Directors (the "Share Repurchase Program"). The Board of Directors approved $300.0 million for our Share Repurchase Program on October 21, 2021, and an additional $500.0 million to the Share Repurchase Program on each of June 1, 2022, May 4, 2023, May 9, 2024 and December 5, 2024 for a total authorization of $2.3 billion. The Share Repurchase Program has no expiration date.

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
4.1	Second Supplemental Indenture governing the Company's 4.750% Senior Notes due 2027, dated March 12, 2025, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.	Filed electronically herewith

4.2	Second Supplemental Indenture governing the Company's 4.750% Senior Notes due 2031, dated March 12, 2025, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.	Filed electronically herewith

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Filed electronically herewith

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2025.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer