Form 10-Q
period 2025-06-30
BOYD GAMING CORP
filed 2025-07-30
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2025 was 80,184,203.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$320,111	$316,688
Restricted cash	5,902	4,676
Accounts receivable, net	115,399	132,270
Inventories	21,645	21,235
Prepaid expenses and other current assets	54,866	56,633
Income taxes receivable	22,080	30,005
Total current assets	540,003	561,507
Property and equipment, net	2,818,209	2,679,276
Operating lease right-of-use assets	674,252	735,618
Other assets, net ($83,754 and $0 assets related to VIE)	185,218	66,518
Intangible assets, net	1,384,725	1,391,007
Goodwill, net	957,984	957,889
Total assets	$6,560,391	$6,391,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$126,506	$131,264
Current maturities of long-term debt	44,000	44,006
Accrued liabilities	458,278	447,415
Total current liabilities	628,784	622,685
Long-term debt, net of current maturities and debt issuance costs	3,524,158	3,132,584
Operating lease liabilities, net of current portion	584,519	651,751
Deferred income taxes	361,777	346,916
Other liabilities	65,522	56,366
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,549,069 and 86,184,155 shares outstanding	805	862
Additional paid-in capital	—	—
Retained earnings	1,394,651	1,583,053
Accumulated other comprehensive loss	(1,938)	(2,402)
Boyd Gaming Corporation stockholders' equity	1,393,518	1,581,513
Noncontrolling interest	2,113	—
Total stockholders' equity	1,395,631	1,581,513
Total liabilities and stockholders' equity	$6,560,391	$6,391,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues
Gaming	$671,455	$650,827	$1,310,148	$1,284,958
Food & beverage	78,167	76,994	152,325	149,633
Room	51,453	52,595	98,841	101,542
Online	173,051	129,930	342,624	276,100
Management fee	23,775	21,252	48,921	43,497
Other	36,097	35,914	72,704	72,303
Total revenues	1,033,998	967,512	2,025,563	1,928,033
Operating costs and expenses
Gaming	259,554	252,067	505,677	497,753
Food & beverage	65,633	63,182	128,970	125,139
Room	19,492	19,342	38,489	38,054
Online	150,095	112,675	296,125	238,150
Other	12,149	13,248	24,940	26,161
Selling, general and administrative	110,065	105,134	217,911	213,318
Master lease rent expense	28,442	27,852	56,602	55,087
Maintenance and utilities	37,322	36,946	74,047	71,690
Depreciation and amortization	69,985	65,677	138,208	128,590
Corporate expense	35,365	31,255	65,316	60,640
Project development, preopening and writedowns	2,764	7,586	1,242	10,607
Impairment of assets	—	—	32,272	10,500
Other operating items, net	762	5,442	3,507	5,853
Total operating costs and expenses	791,628	740,406	1,583,306	1,481,542
Operating income	242,370	227,106	442,257	446,491
Other expense (income)
Interest income	(1,263)	(403)	(2,071)	(849)
Interest expense, net of amounts capitalized	50,569	42,949	99,006	85,258
Other, net	(48)	50	59	100
Total other expense, net	49,258	42,596	96,994	84,509
Income before income taxes	193,112	184,510	345,263	361,982
Income tax provision	(42,758)	(44,665)	(84,027)	(85,664)
Net income	150,354	139,845	261,236	276,318
Net loss attributable to noncontrolling interest	1,104	—	1,641	—
Net income attributable to Boyd Gaming	$151,458	$139,845	$262,877	$276,318

Basic net income per common share	$1.84	$1.47	$3.14	$2.87
Weighted average basic shares outstanding	82,289	95,042	83,696	96,238

Diluted net income per common share	$1.84	$1.47	$3.14	$2.87
Weighted average diluted shares outstanding	82,303	95,080	83,712	96,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net income	$150,354	$139,845	$261,236	$276,318
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(211)	(394)	200	(144)
Foreign currency translation adjustments	249	(138)	264	(456)
Comprehensive income	150,392	139,313	261,700	275,718
Amounts attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	1,104	—	1,641	—
Comprehensive loss attributable to noncontrolling interest	1,104	—	1,641	—
Comprehensive income attributable to Boyd Gaming	$151,496	$139,313	$263,341	$275,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2025	86,184,155	$862	$—	$1,583,053	$(2,402)	$—	$1,581,513
Net income (loss)	—	—	—	111,419	—	(537)	110,882
Fair value adjustments to available-for-sale securities	—	—	—	—	411	—	411
Foreign currency translation adjustments	—	—	—	—	15	—	15
Stock options exercised	7,477	—	139	—	—	—	139
Release of restricted stock units, net of tax	44,277	—	(1,209)	(397)	—	—	(1,606)
Release of performance stock units, net of tax	99,124	1	(222)	(4,273)	—	—	(4,494)
Shares repurchased and retired	(4,453,045)	(44)	(6,313)	(324,748)	—	—	(331,105)
Dividends declared ($0.18 per share)	—	—	—	(14,745)	—	—	(14,745)
Share-based compensation costs	—	—	7,605	—	—	—	7,605
Transactions with noncontrolling interest	—	—	—	—	—	3,754	3,754
Balances, March 31, 2025	81,881,988	819	—	1,350,309	(1,976)	3,217	1,352,369
Net income (loss)	—	—	—	151,458	—	(1,104)	150,354
Fair value adjustments to available-for-sale securities	—	—	—	—	(211)	—	(211)
Foreign currency translation adjustments	—	—	—	—	249	—	249
Release of restricted stock units, net of tax	146,363	2	(8)	(35)	—	—	(41)
Release of performance stock units, net of tax	824	—	—	—	—	—	—
Shares repurchased and retired	(1,480,106)	(16)	(13,384)	(92,547)	—	—	(105,947)
Dividends declared ($0.18 per share)	—	—	—	(14,534)	—	—	(14,534)
Share-based compensation costs	—	—	13,392	—	—	—	13,392
Balances, June 30, 2025	80,549,069	$805	$—	$1,394,651	$(1,938)	$2,113	$1,395,631

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2024	96,832,453	$968	$—	$1,744,232	$(1,098)	$—	$1,744,102
Net income	—	—	—	136,473	—	—	136,473
Fair value adjustments to available-for-sale securities	—	—	—	—	250	—	250
Foreign currency translation adjustments	—	—	—	—	(318)	—	(318)
Release of restricted stock units, net of tax	85,597	1	(1,586)	(2,049)	—	—	(3,634)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	—	(6,208)
Shares repurchased and retired	(1,658,377)	(17)	(5,155)	(101,133)	—	—	(106,305)
Dividends declared ($0.17 per share)	—	—	—	(16,264)	—	—	(16,264)
Share-based compensation costs	—	—	6,860	—	—	—	6,860
Balances, March 31, 2024	95,409,736	954	—	1,755,168	(1,166)	—	1,754,956
Net income	—	—	—	139,845	—	—	139,845
Fair value adjustments to available-for-sale securities	—	—	—	—	(394)	—	(394)
Foreign currency translation adjustments	—	—	—	—	(138)	—	(138)
Stock options exercised	23,431	—	271	—	—	—	271
Release of restricted stock units, net of tax	19,837	—	(1)	(33)	—	—	(34)
Shares repurchased and retired	(3,143,995)	(31)	(10,635)	(166,756)	—	—	(177,422)
Dividends declared ($0.17 per share)	—	—	—	(15,736)	—	—	(15,736)
Share-based compensation costs	—	—	10,365	—	—	—	10,365
Balances, June 30, 2024	92,309,009	$923	$—	$1,712,488	$(1,698)	$—	$1,711,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$261,236	$276,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,208	128,590
Amortization of debt financing costs and discounts on debt	3,774	3,803
Non-cash operating lease expense	46,303	44,482
Share-based compensation expense	20,997	17,225
Deferred income taxes	14,826	16,497
Non-cash interest income	(1,271)	—
Non-cash impairment of assets	32,272	10,500
Other operating activities	(2,390)	2,328
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	16,953	28,107
Inventories	(410)	(485)
Prepaid expenses and other current assets	2,960	7,884
Income taxes (receivable) payable, net	7,925	(15,859)
Other assets, net	1,235	2,059
Accounts payable and accrued liabilities	(35,665)	(13,686)
Operating lease liabilities	(46,303)	(44,482)
Other liabilities	762	531
Net cash provided by operating activities	461,412	463,812
Cash Flows from Investing Activities
Capital expenditures	(294,322)	(204,031)
Payments received on note receivable	—	208
Advances made under note receivable	(31,780)	—
Cash paid for asset acquisitions	(41,461)	—
Other investing activities	(8,318)	(1,702)
Net cash used in investing activities	(375,881)	(205,525)
Cash Flows from Financing Activities
Borrowings under credit facility	1,375,200	820,900
Payments under credit facility	(987,400)	(779,600)
Share-based compensation activities	(6,002)	(9,605)
Shares repurchased and retired	(432,997)	(281,186)
Dividends paid	(29,410)	(31,774)
Other financing activities	(6)	(89)
Net cash used in financing activities	(80,615)	(281,354)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(267)	(134)
Change in cash, cash equivalents and restricted cash	4,649	(23,201)
Cash, cash equivalents and restricted cash, beginning of period	321,364	307,930
Cash, cash equivalents and restricted cash, end of period	$326,013	$284,729
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$95,326	$84,300
Cash received for interest	—	213
Cash paid for income taxes	62,421	85,830
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$32,942	$23,541
Dividends declared not yet paid	14,534	15,736
Asset acquisition in exchange for contingent consideration	38,539	—
Derecognition of right-of-use operating lease asset	36,883	—
Derecognition of lease liability	(36,883)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2025	2024	2024	2023
Cash and cash equivalents	$320,111	$316,688	$280,783	$304,271
Restricted cash	5,902	4,676	3,946	3,659
Total cash, cash equivalents and restricted cash	$326,013	$321,364	$284,729	$307,930

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Food & beverage	$34,054	$31,785	$66,313	$62,453
Room	16,165	15,668	31,289	30,340
Other	2,181	2,348	3,987	4,373

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $135.1 million and $130.2 million for the three months ended June 30, 2025 and 2024, respectively, and were $262.2 million and $256.9 million for the six months ended June 30, 2025 and 2024, respectively. Gaming taxes recorded as online expense, excluding taxes paid under collaborative arrangements (see Collaborative Arrangements below for further discussion), totaled $5.5 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $10.9 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of June 30, 2025, there were no changes to our unrecognized tax benefits to date.

Collaborative Arrangements

As of June 30, 2025 and December 31, 2024, we held a five percent equity ownership in and have a strategic partnership with FanDuel, the nation's leading sports-betting operator, to pursue sports-betting opportunities across the country, both at our gaming entertainment properties and online (see also Note 10, Subsequent Events). Subject to state law and regulatory approvals, we have established a presence in the sports wagering industry, both at our gaming entertainment properties and online, by leveraging FanDuel's technology and related services. We offer online sports wagering under the FanDuel brand or under market access agreements with other companies in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio and Pennsylvania. We also operate sportsbooks under the FanDuel brand at one of our Downtown Las Vegas gaming entertainment properties, our gaming entertainment properties in Mississippi and all of the gaming entertainment properties in the states where we offer online sports wagering. Under our online collaborative arrangements with FanDuel and other third parties, we receive a revenue share from the third-party operator based on actual wagering wins and losses. The activities under these collaborative arrangements related to online wagering, are recorded in online revenue and online expense on the condensed consolidated statements of operations. The activities under these collaborative arrangements related to sportsbooks at our gaming entertainment properties, are recorded in gaming revenue and gaming expense.

Under certain of our collaborative arrangements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online expense and the reimbursements we receive as online revenues. These taxes and other payments totaled approximately $133.9 million and $103.5 million for the three months ended June 30, 2025 and 2024, respectively, and $263.5 million and $219.5 million for the six months ended June 30, 2025 and 2024, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Land	$359,096	$338,469
Buildings and improvements	3,462,811	3,398,700
Furniture and equipment	1,953,897	1,870,124
Riverboats and barges	211,948	211,879
Construction in progress	230,689	148,571
Total property and equipment	6,218,441	5,967,743
Less accumulated depreciation	(3,400,232)	(3,288,467)
Property and equipment, net	$2,818,209	$2,679,276

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Depreciation expense	$65,563	$61,553	$129,366	$120,376

During the six months ended June 30, 2025, as a result of our first quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. To determine the value of the long-lived asset and the resulting impairment, we utilized the income approach which focuses on the income-producing capability of the asset. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our property and equipment long-lived assets during the six months ended June 30, 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2025
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	4.2	$3,300	$(550)	$—	$—	$2,750
Host agreements	7.9	58,000	(27,389)	—	—	30,611
Development agreement	4.1	21,373	(8,778)	—	—	12,595
Developed technology	6.8	45,495	(11,472)	—	28	34,051
B2B relationships	4.5	28,000	(10,438)	—	(39)	17,523
B2C relationships	9.3	13,000	(2,889)	—	—	10,111
Marketing agreement	19.2	4,500	(188)	—	—	4,312
		173,668	(61,704)	—	(11)	111,953
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, June 30, 2025		$1,766,649	$(95,664)	$(286,249)	$(11)	$1,384,725

	December 31, 2024
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	2.1	$7,225	$(4,145)	$—	$—	$3,080
Host agreements	8.4	58,000	(25,456)	—	—	32,544
Development agreement	4.6	21,373	(7,251)	—	—	14,122
Developed technology	7.3	43,435	(9,045)	—	(418)	33,972
B2B relationships	5.0	28,000	(8,481)	—	(80)	19,439
B2C relationships	9.8	13,000	(2,347)	—	—	10,653
Marketing agreement	19.7	4,500	(75)	—	—	4,425
		175,533	(56,800)	—	(498)	118,235
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, December 31, 2024		$1,768,514	$(90,760)	$(286,249)	$(498)	$1,391,007

The following table presents the future amortization expense for our amortizing intangible assets as of  June 30, 2025:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2025 (excluding six months ended June 30, 2025)	$330	$1,934	$1,526	$2,729	$1,917	$541	$112	$9,089
2026	660	3,867	3,053	5,448	3,914	1,083	225	18,250
2027	660	3,867	3,053	5,447	3,914	1,083	225	18,249
2028	660	3,867	3,053	5,189	3,914	1,083	225	17,991
2029	440	3,867	1,910	4,520	3,296	1,083	225	15,341
Thereafter	—	13,209	—	10,718	568	5,238	3,300	33,033
Total future amortization	$2,750	$30,611	$12,595	$34,051	$17,523	$10,111	$4,312	$111,953

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

During the six months ended June 30, 2024, as a result of our first quarter 2024 impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our intangible assets during the six months ended June 30, 2025.

Goodwill consists of the following:

	June 30, 2025
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	97	22,834
Managed & Other	30,529	—	(30,529)	—	—
Balances, June 30, 2025	$1,372,099	$(6,134)	$(408,078)	$97	$957,984

	December 31, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	2	22,739
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2024	$1,372,099	$(6,134)	$(408,078)	$2	$957,889

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Payroll and related	$70,489	$86,267
Interest	17,498	17,593
Gaming	72,345	73,321
Player loyalty program	21,546	20,896
Advance deposits	17,030	15,426
Outstanding chips	6,271	7,790
Dividends payable	14,534	14,665
Operating leases	105,992	102,855
Other	132,573	108,602
Total accrued liabilities	$458,278	$447,415

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2025
	Interest		Unamortized
	Rates at		Origination
	June 30,	Outstanding	Fees and	Long-Term
(In thousands)	2025	Principal	Costs	Debt, Net
Credit facility	6.143%	$1,688,100	$(6,983)	$1,681,117
4.750% senior notes due 2027	4.750%	1,000,000	(4,870)	995,130
4.750% senior notes due 2031	4.750%	900,000	(8,089)	891,911
Total long-term debt		3,588,100	(19,942)	3,568,158
Less current maturities		44,000	—	44,000
Long-term debt, net		$3,544,100	$(19,942)	$3,524,158

	December 31, 2024
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2024	Principal	Costs	Debt, Net
Credit facility	6.169%	$1,300,300	$(9,109)	$1,291,191
4.750% senior notes due 2027	4.750%	1,000,000	(5,844)	994,156
4.750% senior notes due 2031	4.750%	900,000	(8,763)	891,237
Other	5.208%	6	—	6
Total long-term debt		3,200,306	(23,716)	3,176,590
Less current maturities		44,006	—	44,006
Long-term debt, net		$3,156,300	$(23,716)	$3,132,584

The outstanding principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Revolving Credit Facility	$905,000	$475,000
Term A Loan	737,000	759,000
Swing Loan	46,100	66,300
Total outstanding principal amounts	$1,688,100	$1,300,300

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $905.0 million and $46.1 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $485.9 million as of June 30, 2025.

Covenant Compliance

As of  June 30, 2025, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a management agreement with Wilton Rancheria. The management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $23.8 million and  $21.3 million for our management services for the three months ended June 30, 2025 and 2024, respectively, and  $48.9 million and  $43.5 million for the six months ended June 30, 2025 and 2024, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

Commitments
As of June 30, 2025, other than the Master Lease Agreements and Norfolk Agreements discussed above, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024 and December 5, 2024. As of  June 30, 2025,  $207.5 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Shares repurchased (2)	1,480	3,144	5,933	4,802
Total cost, including brokerage fees (3)	$105,000	$175,686	$432,997	$281,186
Average repurchase price per share (4)	$70.94	$55.88	$72.98	$58.55

(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2025 and 2024. These amounts exclude repurchases, if any, traded but not yet settled on or before June 30, 2025 and 2024, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2023	December 22, 2023	January 15, 2024	$0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Gaming	$297	$289	$525	$524
Food & beverage	56	55	100	100
Room	27	27	48	48
Selling, general and administrative	1,512	1,471	2,673	2,663
Corporate expense	11,500	8,523	17,651	13,890
Total share-based compensation expense	$13,392	$10,365	$20,997	$17,225

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

Unamortized Stock Compensation Expense and Recognition Period

As of June 30, 2025, there was approximately $17.0 million, $6.2 million and $1.7 million of total unrecognized share-based compensation costs related to unvested RSUs, PSUs and career shares, respectively. As of June 30, 2025, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.6 years, 2.2 years and 3.3 years, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2025
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$320,111	$320,111	$—	$—
Restricted cash	5,902	5,902	—	—
Investment available for sale	12,123	—	—	12,123

	December 31, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$316,688	$316,688	$—	$—
Restricted cash	4,676	4,676	—	—
Investment available for sale	12,553	—	—	12,553

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  June 30, 2025 and December 31, 2024.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $15.6 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  June 30, 2025 and December 31, 2024. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  June 30, 2025 and  December 31, 2024 is a discount rate of 12.7% and 13.0%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income. At both  June 30, 2025 and December 31, 2024, $0.8 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  June 30, 2025 and December 31, 2024, $11.3 million and $11.8 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.7 million and $1.8 million as of  June 30, 2025 and December 31, 2024, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of reporting period	$13,142	$13,550	$12,553	$13,327
Total gains (realized or unrealized):
Included in interest income	45	45	90	89
Included in other comprehensive income (loss)	(279)	(370)	265	(191)
Purchases, sales, issuances and settlements:
Settlements	(785)	(730)	(785)	(730)
Balance at end of reporting period	$12,123	$12,495	$12,123	$12,495

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

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable.

	June 30, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$33,051	$33,051	$34,143	Level 3
Liabilities
Obligation under assessment arrangements	16,891	15,151	19,217	Level 3

	December 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$18,014	$16,057	$20,719	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,688,100	$1,681,117	$1,667,833	Level 2
4.750% senior notes due 2027	1,000,000	995,130	990,000	Level 1
4.750% senior notes due 2031	900,000	891,911	861,750	Level 1
Total debt	$3,588,100	$3,568,158	$3,519,583

	December 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,300,300	$1,291,191	$1,279,428	Level 2
4.750% senior notes due 2027	1,000,000	994,156	968,750	Level 1
4.750% senior notes due 2031	900,000	891,237	832,500	Level 1
Other	6	6	6	Level 3
Total debt	$3,200,306	$3,176,590	$3,080,684

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

The estimated fair values of our note receivable and our obligation under assessment arrangements is based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  June 30, 2025 and December 31, 2024. The estimated fair values of our senior notes are based on quoted market prices as of  June 30, 2025 and December 31, 2024. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2025 and 2024.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended June 30, 2025
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$166,382	$24,890	$23,706	$—	$—	$14,113	$229,091
Downtown Las Vegas	34,077	10,874	7,267	—	—	3,035	55,253
Midwest & South	459,231	42,403	20,480	—	—	17,963	540,077
Online	—	—	—	173,051	—	—	173,051
Managed & Other	11,765	—	—	—	23,775	986	36,526
Total Revenues	$671,455	$78,167	$51,453	$173,051	$23,775	$36,097	$1,033,998

	Three Months Ended June 30, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$162,915	$23,373	$24,697	$—	$—	$14,069	$225,054
Downtown Las Vegas	36,725	11,085	6,893	—	—	2,998	57,701
Midwest & South	440,296	42,536	21,005	—	—	17,913	521,750
Online	—	—	—	129,930	—	—	129,930
Managed & Other	10,891	—	—	—	21,252	934	33,077
Total Revenues	$650,827	$76,994	$52,595	$129,930	$21,252	$35,914	$967,512

	Six Months Ended June 30, 2025
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$327,122	$47,657	$46,909	$—	$—	$30,202	$451,890
Downtown Las Vegas	70,667	21,752	14,140	—	—	5,981	112,540
Midwest & South	889,407	82,916	37,792	—	—	34,549	1,044,664
Online	—	—	—	342,624	—	—	342,624
Managed & Other	22,952	—	—	—	48,921	1,972	73,845
Total Revenues	$1,310,148	$152,325	$98,841	$342,624	$48,921	$72,704	$2,025,563

	Six Months Ended June 30, 2024
		Food &			Management
	Gaming	Beverage	Room	Online	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$324,371	$45,795	$50,453	$—	$—	$30,057	$450,676
Downtown Las Vegas	70,446	21,500	13,461	—	—	5,825	111,232
Midwest & South	868,537	82,338	37,628	—	—	34,013	1,022,516
Online	—	—	—	276,100	—	—	276,100
Managed & Other	21,604	—	—	—	43,497	2,408	67,509
Total Revenues	$1,284,958	$149,633	$101,542	$276,100	$43,497	$72,303	$1,928,033

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Adjusted EBITDAR
Las Vegas Locals	$112,714	$109,253	$219,261	$219,691
Downtown Las Vegas	19,405	22,018	40,328	39,833
Midwest & South	201,401	195,455	384,623	376,449
Online	22,244	17,057	45,550	37,533
Managed & Other	25,963	23,140	53,282	47,921
Corporate expense	(23,865)	(22,732)	(47,665)	(46,750)
Adjusted EBITDAR	357,862	344,191	695,379	674,677
Other operating costs and expenses
Deferred rent	147	163	294	324
Master lease rent expense	28,442	27,852	56,602	55,087
Depreciation and amortization	69,985	65,677	138,208	128,590
Share-based compensation expense	13,392	10,365	20,997	17,225
Project development, preopening and writedowns	2,764	7,586	1,242	10,607
Impairment of assets	—	—	32,272	10,500
Other operating items, net	762	5,442	3,507	5,853
Total other operating costs and expenses	115,492	117,085	253,122	228,186
Operating income	242,370	227,106	442,257	446,491
Other expense (income)
Interest income	(1,263)	(403)	(2,071)	(849)
Interest expense, net of amounts capitalized	50,569	42,949	99,006	85,258
Other, net	(48)	50	59	100
Total other expense, net	49,258	42,596	96,994	84,509
Income before income taxes	193,112	184,510	345,263	361,982
Income tax provision	(42,758)	(44,665)	(84,027)	(85,664)
Net income	150,354	139,845	261,236	276,318
Net income attributable to noncontrolling interest	1,104	—	1,641	—
Net income attributable to Boyd Gaming	$151,458	$139,845	$262,877	$276,318

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

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

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Three Months Ended June 30, 2025
Revenues	$229,091	$55,253	$540,077	$173,051	$36,526	$1,033,998
Other segment expenses (1)	116,377	35,848	338,676	150,807	10,563	652,271
Corporate expense	—	—	—	—	—	23,865
Adjusted EBITDAR	$112,714	$19,405	$201,401	$22,244	$25,963	$357,862

Three Months Ended June 30, 2024
Revenues	$225,054	$57,701	$521,750	$129,930	$33,077	$967,512
Other segment expenses (1)	115,801	35,683	326,295	112,873	9,937	600,589
Corporate expense	—	—	—	—	—	22,732
Adjusted EBITDAR	$109,253	$22,018	$195,455	$17,057	$23,140	$344,191

Six Months Ended June 30, 2025
Revenues	$451,890	$112,540	$1,044,664	$342,624	$73,845	$2,025,563
Other segment expenses (1)	232,629	72,212	660,041	297,074	20,563	1,282,519
Corporate expense	—	—	—	—	—	47,665
Adjusted EBITDAR	$219,261	$40,328	$384,623	$45,550	$53,282	$695,379

Six Months Ended June 30, 2024
Revenues	$450,676	$111,232	$1,022,516	$276,100	$67,509	$1,928,033
Other segment expenses (1)	230,985	71,399	646,067	238,567	19,588	1,206,606
Corporate expense	—	—	—	—	—	46,750
Adjusted EBITDAR	$219,691	$39,833	$376,449	$37,533	$47,921	$674,677

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	June 30,	December 31,
(In thousands)	2025	2024
Assets
Las Vegas Locals	$1,626,786	$1,623,935
Downtown Las Vegas	286,941	292,765
Midwest & South	3,875,483	3,855,386
Online	191,289	185,567
Managed & Other	113,337	115,839
Corporate	466,555	318,323
Total Assets	$6,560,391	$6,391,815

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

___________________________________________________________________________________________

___________

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2025. During this period, up to the filing date, other than the definitive agreement entered into related to our 5% equity interest in and commercial agreements with FanDuel, as discussed below, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

On July 10, 2025, Boyd Interactive Gaming Holdings, L.L.C. ("Boyd Interactive"), a wholly owned subsidiary of Boyd Gaming, entered into a definitive agreement ("Purchase Agreement") with TSE Holdings Ltd. ("Parent") and FanDuel Group Parent, LLC ("FanDuel"), pursuant to which Parent will purchase Boyd Interactive’s 5% equity interest (the "Equity Interest") in FanDuel, and Boyd Gaming and FanDuel, or their respective affiliated entities, will enter into certain Commercial Arrangements (as defined below), in exchange for which Boyd Interactive will be paid aggregate cash consideration of $1.755 billion, subject to incremental cash consideration based on the transaction close date for any transaction close after July 18, 2025, upon the terms and subject to the conditions of the Purchase Agreement.

The Closing is subject to customary conditions and the receipt of all required regulatory approvals. Subject to the satisfaction or waiver of conditions in the Purchase Agreement, Boyd Gaming expects the Closing to occur in the third quarter of 2025. The Purchase Agreement contains customary representations, warranties and covenants.

In connection with the transactions contemplated by the Purchase Agreement, Boyd Gaming and FanDuel or their respective affiliated entities will terminate certain of their existing agreements related to their strategic partnership and enter into certain new agreements (collectively, the "Commercial Arrangements"), pursuant to which Boyd Gaming or its subsidiaries ("Boyd Entities") will, among other things, (i) provide FanDuel or its subsidiary with certain market access rights to operate online sports wagering or other online gaming services similar to the existing arrangements with Boyd Entities, but for a longer term and with fixed fee arrangements, and (ii) transition any branding and operational support provided by FanDuel at the existing FanDuel branded sportsbooks at Boyd Gaming properties to be branded and operated entirely by Boyd Entities, but utilizing certain sports betting data feeds provided by FanDuel or its affiliate.

The Purchase Agreement contains certain termination rights by either Boyd Interactive or Parent, including if the Closing has not occurred by December 19, 2025.

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

We also hold a five percent equity ownership interest in FanDuel Group Parent, LLC ("FanDuel"), the nation's leading sports-betting operator. On July 10, 2025, we entered into a definitive agreement with FanDuel and TSE Holdings Ltd., to sell our equity interest, terminate certain existing market access agreements and enter into certain new market access agreements for aggregate cash consideration of $1.755 billion. See also Note 10, Subsequent Events.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Total revenues	$1,034.0	$967.5	$2,025.6	$1,928.0
Operating income	242.4	227.1	442.3	446.5
Net income	150.4	139.8	261.2	276.3

Total Revenues

Total revenues for the three months ended June 30, 2025 increased by $66.5 million, or 6.9%, compared to the prior year comparable period, primarily due to the following: (i) an increase in online revenue of $43.1 million, which was driven by an increase of $30.4 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the three months ended June 30, 2025, as compared to the prior year comparable period and a $10.7 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Resorts Digital Gaming, LLC ("Boyd Digital") on September 1, 2024; (ii) an increase in gaming revenues of $20.6 million, or 3.2%, driven by an increase in slot handle of 3.6%, slot win of 3.5% and table game hold of 7.1%; and (iii) an increase of $2.5 million related to the Sky River Casino management fee.

Total revenues for the six months ended June 30, 2025 increased by $97.5 million, or 5.1%, compared to the prior year comparable period, primarily due to the following: (i) an increase in online revenue of $66.5 million, which was driven by an increase of $44.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners, during the six months ended June 30, 2025, as compared to the prior year comparable period and a $21.6 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Boyd Digital on September 1, 2024; (ii) an increase in gaming revenues of $25.2 million, or 2.0%, driven by an increase in slot handle of 2.6%, slot win of 2.2% and table game hold of 5.9%; and (iii) an increase of $5.4 million related to the Sky River Casino management fee.

Operating Income

Operating income increased by $15.3 million, or 6.7%, for the three months ended June 30, 2025, compared to the prior year comparable period, primarily due to the $66.5 million total revenue increase, as discussed above. While online revenues grew $43.1 million, $30.4 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is also recorded as an expense.

Operating income decreased by $4.2 million, or 0.9%, for the six months ended June 30, 2025, compared to the prior year comparable period. Operating income was favorably impacted by the $97.5 million revenue growth, as discussed above. While online revenues grew $66.5 million, $44.0 million of the revenue growth is due to reimbursements of gaming taxes and other expenses paid on behalf of our online partners that results in zero operating income as an equal amount is also recorded as an expense. Operating income was unfavorably impacted by a $9.6 million increase in depreciation driven by the new land-based casino at Treasure Chest, which opened in June 2024 and hotel room renovations at multiple properties. Operating income was also unfavorably impacted by a $21.8 million increase in impairment of assets over the prior year comparable period as the Company recorded a long-lived asset impairment charge of $32.3 million during the six months ended June 30, 2025 related to property and equipment in the Las Vegas Locals segment, compared to a $10.5 million impairment charge during the six months ended June 30, 2024 related to a gaming license right in the Midwest & South segment.

Net Income

Net income increased   $10.5  million for the three months ended  June 30, 2025 , compared to the prior year comparable period, primarily due to the $15.3 million increase in operating income, as discussed above. Net income was unfavorably impacted by an increase in interest expense of $7.6 million primarily due to an increase in the weighted average long-term debt balance of $638.8 million.

Net income de creased $15.1  million for the six months ended June 30, 2025, compared to the prior year comparable period, primarily due to an increase in interest expense of $13.7 million, which was driven by an increase in the weighted average long-term debt balance of $568.9 million, and the $4.2 million operating income decline, as discussed above.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  65% of revenues for the three and six months ended  June 30, 2025, respectively, and 67% of revenues for the three and six months ended June 30, 2024, respectively. Online revenues, including reimbursements received from our third-party operators for gaming taxes and other expenses we pay under collaborative arrangements, represent our next most significant revenue source, generating  17% and  13% of revenues for the three months ended  June 30, 2025  and 2024 , respectively, and 17% and 14% of revenues for the  six months ended June 30, 2025 and 2024 , respectively. Food & beverage revenues, room revenues, management fee revenues and other revenues each separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
REVENUES
Gaming	$671.4	$650.8	$1,310.2	$1,285.0
Food & beverage	78.2	77.0	152.3	149.6
Room	51.4	52.6	98.9	101.5
Online	173.1	129.9	342.6	276.1
Management fee	23.8	21.3	48.9	43.5
Other	36.1	35.9	72.7	72.3
Total revenues	$1,034.0	$967.5	$2,025.6	$1,928.0

DEPARTMENTAL OPERATING EXPENSES
Gaming	$259.6	$252.1	$505.7	$497.8
Food & beverage	65.6	63.2	129.0	125.1
Room	19.5	19.3	38.5	38.1
Online	150.1	112.7	296.1	238.2
Other	12.1	13.2	24.9	26.2
Total departmental operating expenses	$506.9	$460.5	$994.2	$925.4

MARGINS
Gaming	61.3%	61.3%	61.4%	61.3%
Food & beverage	16.1%	17.9%	15.3%	16.4%
Room	62.1%	63.3%	61.1%	62.5%
Online	13.3%	13.2%	13.6%	13.7%
Other	66.5%	63.2%	65.7%	63.8%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $20.6 million, or 3.2%, during the three months ended June 30, 2025, compared to the prior year comparable period, was primarily due to increases in slot handle of 3.6%, slot win of 3.5% and table game hold of 7.1%.

Gaming revenues increased $25.2 million, or 2.0%, during the six months ended June 30, 2025, compared to the prior year comparable period, and was primarily due to increases in slot handle of 2.6%, slot win of 2.2% and table game hold of 5.9%.

Food & Beverage

Food & beverage revenues increased $1.2 million, or 1.5%, and $2.7 million, or 1.8% during the three and six months ended June 30, 2025, respectively, compared to the prior year comparable periods, primarily due to increases in average guest check of 5.6% and 5.4%, respectively, over the prior year comparable periods.

Room

Room revenues decreased $1.1 million, or 2.2%, and $2.7 million, or 2.7% during the three and six months ended June 30, 2025, respectively, compared to the prior year comparable periods, primarily due to a decline in average daily rate of 2.5% and 2.8%, respectively, over the prior year comparable periods.

Online

Online revenues increased $43.1 million during the three months ended June 30, 2025, compared to the prior year comparable period, primarily driven by an increase of $30.4 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $10.7 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Boyd Digital on September 1, 2024.

Online revenues increased $66.5 million during the six months ended June 30, 2025, compared to the prior year comparable period, primarily driven by an increase of $44.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $21.6 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Boyd Digital on September 1, 2024.

Management fee

Management fee revenues during the three months ended June 30, 2025 and 2024 of $23.8 million and $21.3 million, respectively, and during the six months ended June 30, 2025 and 2024 of $48.9 million and $43.5 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $0.2 million, or 0.5%, and $0.4 million, or 0.6%, during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods of the prior year.

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

The following table presents total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Total revenues
Las Vegas Locals	$229.1	$225.1	$451.9	$450.7
Downtown Las Vegas	55.2	57.7	112.5	111.2
Midwest & South	540.1	521.7	1,044.7	1,022.5
Online	173.1	129.9	342.6	276.1
Managed & Other	36.5	33.1	73.9	67.5
Total revenues	$1,034.0	$967.5	$2,025.6	$1,928.0

Adjusted EBITDAR (1)
Las Vegas Locals	$112.7	$109.2	$219.3	$219.7
Downtown Las Vegas	19.4	22.0	40.3	39.8
Midwest & South	201.4	195.5	384.6	376.5
Online	22.3	17.1	45.6	37.5
Managed & Other	26.0	23.1	53.3	47.9
Corporate expense	(23.9)	(22.7)	(47.7)	(46.7)
Adjusted EBITDAR	$357.9	$344.2	$695.4	$674.7

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues increased by $4.0 million, or 1.8%, during the three months ended June 30, 2025, as compared to the prior year comparable period driven by gaming revenues. Gaming revenues increased $3.5 million primarily due to increases in slot win of 3.2% and slot handle of 2.3%.

Total revenues increased by $1.2 million, or 0.3%, during the six months ended June 30, 2025, as compared to the prior year comparable period. Gaming revenues increased $2.8 million primarily due to increases in slot win of 1.8% and slot handle of 1.3%. Food & beverage revenues increased $1.9 million which was attributable to a 3.2% increase in food covers and 5.3% increase in average guest check. Offsetting these revenue increases, was a $3.5 million decline in room revenues. The decrease in room revenues was attributable to declines in average daily rate of 6.2% and hotel occupancy rate of 1.6% over the prior year comparable period. The reduction in average daily rate and hotel occupancy rate was driven primarily from the prior year benefiting from the Super Bowl held in Las Vegas during the first quarter of 2024.

Adjusted EBITDAR increased by $3.5 million, or 3.2%, and decreased by $0.4 million, or 0.2%, during the three and six months ended June 30, 2025, respectively, as compared to the prior year comparable periods, due primarily to the revenue changes for the respective time periods discussed above. At our Las Vegas Locals properties, gaming and room revenues are the highest margin revenue streams while food & beverage revenues have the lowest margin and are significantly lower than gaming and room margins. The shift in the revenue growth to higher margin revenue streams for the three months ended June 30, 2025, contributed more favorably to Adjusted EBITDAR growth for this period as compared to the six months ended June 30, 2025.

Downtown Las Vegas

Total revenues decreased by $2.4 million, or 4.2%, during the three months ended June 30, 2025, as compared to the prior year comparable period, driven by a decline in gaming revenues of $2.6 million due to decreases in slot win of 7.6% and slot handle of 6.4%. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market. The Hawaiian market represented approximately 53% and 56% of our occupied rooms in this segment during the three months ended June 30, 2025 and 2024, respectively. The second quarter of 2024 benefited from increased visitation from our Hawaiian customers, as elevated airfare prices in the first quarter of 2024 due to the Super Bowl in Las Vegas reduced Hawaiian visitation in the first quarter of 2024.

Total revenues increased by $1.3 million, or 1.2%, during the six months ended June 30, 2025, as compared to the prior year comparable period, reflecting revenue increases in all departmental categories. Room revenues increased by $0.7 million primarily due to an increase in the hotel occupancy rate of 3.3%.

Adjusted EBITDAR decreased by $2.6  million, or 11.9% , and increased by $0.5 million, or 1.2% , during the three and six months ended June 30, 2025 , respectively, as compared to the prior year comparable periods, due primarily to the revenue changes for the respective time periods discussed above.

Midwest & South

Total revenues increased by $18.3 million, or 3.5%, during the three months ended June 30, 2025, as compared to the corresponding period of the prior year. Gaming revenues increased $18.9 million which was attributable to increases in table game hold of 10.4%, slot handle of 5.2% and slot win of 4.4% over the prior year comparable period. The increases were primarily driven by Treasure Chest, which opened its new land-based casino in June 2024.

Total revenues increased by $22.1 million, or 2.2%, during the six months ended June 30, 2025, as compared to the corresponding period of the prior year, reflecting revenue increases in all departmental categories. Gaming revenues increased $20.9 million which was attributable to increases in table game hold of 8.4%, slot handle of 3.4% and slot win of 2.5% over the prior year comparable period. The increases were driven by Treasure Chest, which opened its new land-based casino in June 2024.

Adjusted EBITDAR increased by $5.9 million, or 3.0%, and $8.2 million, or 2.2%, during the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods, due primarily to the gaming revenues increase, as discussed above.

Online

Online revenues increased $43.1 million during the three months ended June 30, 2025, compared to the prior year comparable period, primarily driven by an increase of $30.4 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $10.7 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Boyd Digital on September 1, 2024.

Online revenu es increased  $66.5 million during the  six months ended June 30, 2025 , compared to the prior year comparable period, primarily driven by an increase of $44.0 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $21.6 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Boyd Digital on September 1, 2024.

Adjusted EBITDAR increased $5.2 million and $8.0 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods of the prior year. As discussed earlier, there is an equal amount of expense recorded for the revenue recorded related to the reimbursement of gaming taxes and other expenses, thus resulting in no impact to Adjusted EBITDAR. As such, the Adjusted EBITDAR increase for the three and six months ended June 30, 2025, is driven primarily by the revenue increase from Boyd Interactive's operations.

Managed & Other
During the  three and six months ended June 30, 2025 , total revenues increased by  $3.4 million and $6.3 million, respectively, and Adjusted EBITDAR increased by $2.8 million, and  $5.4 million, respectively, as compared to the corresponding period of the prior year, primarily due to a $2.5 million and $5.4 million increase in Sky River Casino management fees for the  three and six months ended June 30, 2025 , respectively.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Selling, general and administrative	$110.1	$105.1	$217.9	$213.3
Master lease rent expense	28.4	27.9	56.6	55.1
Maintenance and utilities	37.3	36.9	74.0	71.7
Depreciation and amortization	70.0	65.7	138.2	128.6
Corporate expense	35.4	31.3	65.3	60.6
Project development, preopening and writedowns	2.8	7.6	1.2	10.6
Impairment of assets	—	—	32.3	10.5
Other operating items, net	0.8	5.4	3.5	5.9

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, were  10.6% and 10.9% during the three months ended June 30, 2025 and 2024, respectively, and  10.8% and  11.1% during the six months ended June 30, 2025 and 2024, respectively. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expense s, as a percentage of revenues, were favorably impacted by the increase in revenues over the prior year comparable period.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $28.4 million and $27.9 million during the three months ended June 30, 2025 and 2024, respectively, and  $56.6 million and  $55.1 million during the six months ended June 30, 2025 and 2024, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained generally consistent at 3.6% and  3.8% during the three months ended June 30, 2025 and 2024, respectively, and  3.7% for both the six months ended June 30, 2025 and 2024.

Depreciation and Amortization
Depreciation and amortization expenses were $70.0 million and $65.7 million during the  three months ended June 30, 2025 and 2024 , respectively, and $138.2 million and $128.6 million during the  six months ended June 30, 2025 and 2024, respectivel y. The increase for both periods presented is primarily attributable to the new land-based casino at Treasure Chest, which opened in June 2024 and hotel room renovations at multiple properties.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented  3.4%  and  3.2% of revenues during the three months ended June 30, 2025 and 2024 , respectively, and 3.2% and 3.1% during the six months ended June 30, 2025 and 2024, respectively .

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended June 30, 2025 , project development, preopening and writedowns included $1.8 million in preopening costs.  During the three months ended June 30, 2024, the Company incurred $5.9 million in project development and preopening cost, primarily related to the opening of the Treasure Chest land-based casino, and $1.1 million in demolition costs. During the six months ended June 30, 2025 , project development, preopening and writedowns included $2.7 million of preopening expenses and $1.1 million of asset writedowns offset by $2.5 million in insurance proceeds related to an asset disposition. During the six months ended June 30, 2024, the Company incurred $6.9 million in project development and preopening costs, primarily related to the opening of the Treasure Chest land-based casino, and $3.0 million in demolition costs.

Impairment of Assets

During the six months ended June 30, 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. During the six months ended June 30, 2024, as a result of our first quarter impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Interest expense, net of capitalized interest and interest income	$49.3	$42.5	$96.9	$84.4
Average long-term debt balance (1)	3,555.9	2,917.0	3,474.9	2,906.0
Weighted average interest rates	5.4%	5.6%	5.4%	5.6%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2025, increased $6.8 million, or 15.9%, from the prior year comparable period and is primarily driven by an increase in the weighted average debt balance of $638.8 million offset by an approximate 20 basis point decrease in the weighted average interest rate. Interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2025, increased $12.5 million, or 14.8%, from the prior year comparable period primarily due to an increase in the weighted average debt balance of $568.9 million offset by an approximate 20 basis point decrease in the weighted average interest rate.

Income Taxes

The effective tax rates during the six months ended June 30, 2025 and 2024 were 24.3% and 23.7%, respectively. Our tax rate for the six months ended June 30, 2025, was unfavorably impacted by state taxes, nondeductible compensation, including a one-time discrete charge which was partially offset by excess tax benefits related to equity compensation and tax credits. Our tax rate for the six months ended June 30, 2024, was unfavorably impacted by state taxes, nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by excess tax benefits related to equity compensation and tax credits, as a component of the provision for income taxes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation, and a broad range of other tax provisions. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $320.1 million and $316.7 million, respectively. In addition, we held restricted cash balances of $5.9 million and $4.7 million at June 30, 2025 and December 31, 2024, respectively. Our working capital deficit at June 30, 2025 and December 31, 2024, was $88.8 million and $61.2 million, respectively.

We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility (as defined in Indebtedness below) and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See Indebtedness below for further detail regarding funds available through our Credit Facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2025	2024
Net cash provided by operating activities	$461.4	$463.8

Cash flows from investing activities
Capital expenditures	(294.3)	(204.0)
Payments received on note receivable	—	0.2
Advances made under note receivable	(31.8)	—
Cash paid for asset acquisitions	(41.5)	—
Other investing activities	(8.3)	(1.7)
Net cash used in investing activities	(375.9)	(205.5)

Cash flows from financing activities
Net borrowings under credit facility	387.8	41.3
Share-based compensation activities	(6.0)	(9.6)
Shares repurchased and retired	(433.0)	(281.2)
Dividends paid	(29.4)	(31.8)
Other financing activities	—	(0.1)
Net cash used in financing activities	(80.6)	(281.4)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.3)	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	$4.6	$(23.2)

Cash Flows from Operating Activities

During the six months ended June 30, 2025 and 2024, we generated consistent operating cash flows of $461.4 million and $463.8 million, respectively.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2025, we incurred net cash outflows for investing activities of $375.9 million comprised of the following: (i) capital expenditures of $294.3 million, primarily related to our various guest room remodels, meeting and convention space at Ameristar St. Charles, casino development in Norfolk, Virginia and new Cadence Crossing casino, slot machines, land, IT equipment and building projects at various properties; (ii) cash paid for asset acquisitions of $41.5 million; and (iii) advances made under a note receivable of $31.8 million. During the six months ended June 30, 2024, we incurred net cash outflows for investing activities of $205.5 million comprised of capital expenditures of $204.0 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, slot machines, IT equipment and building projects at various properties.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash outflows from financing activities during the six months ended June 30, 2025 is primarily driven by share repurchases and dividends paid, reflecting the priority of our capital return program and focus on returning capital to shareholders. During the first half of 2025, we increased borrowings under the Credit Facility as we increased our share repurchase activity, resulting in net borrowings under the Credit Facility during the six months ended June 30, 2025, of $387.8 million driven by the $433.0 million in share repurchases for the six months ended June 30, 2025. The net cash outflows from financing activities during the six months ended June 30, 2024, primarily reflect share repurchases, incremental borrowings under our Credit Facility, share-based compensation and dividends paid.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

	June 30,	December 31,
(In millions)	2025	2024	Increase
Credit facility	$1,688.1	$1,300.3	$387.8
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Total long-term debt	3,588.1	3,200.3	387.8
Less current maturities	44.0	44.0	—
Long-term debt, net	$3,544.1	$3,156.3	$387.8

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	June 30,	December 31,
(In millions)	2025	2024
Revolving Credit Facility	$905.0	$475.0
Term A Loan	737.0	759.0
Swing Loan	46.1	66.3
Total outstanding principal amounts	$1,688.1	$1,300.3

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $905.0 million and $46.1 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $13.0 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $485.9 million as of June 30, 2025.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.1% and 6.2% at June 30, 2025 and December 31, 2024.

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

Covenant Compliance

As of June 30, 2025, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	June 30,	December 31,
(In millions)	2025	2024
Current assets	$481.5	$493.6
Noncurrent assets	10,968.6	10,462.7
Current liabilities	555.1	543.6
Noncurrent liabilities	4,562.5	4,198.9

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Six Months Ended
(In millions)	June 30, 2025
Revenues	$1,965.7
Operating income	902.7
Income before income taxes	807.5
Net income	722.9

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024 and July 17, 2025. As of June 30, 2025 and prior to the additional authorization on July 17, 2025, we were authorized to repurchase up to an additional $207.5 million in shares of our common stock under the Share Repurchase Program. We repurchased 1.5 million shares and 3.1 million shares during the three months ended June 30, 2025 and 2024, respectively, and 5.9 million and 4.8 million shares during the six months ended June 30, 2025 and 2024, respectively.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2023	December 22, 2023	January 15, 2024	$0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18

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

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We plan to open a modest transitional casino in late 2025 and the resort, featuring a 65,000 square-foot casino, a 200-room hotel, eight food and beverage outlets and other amenities, in late 2027. We expect to spend between $150 million and $200 million on this project in 2025.

During the six months ended June 30, 2025, the company spent approximately $294 million of the total estimated $600 million to $650 million of capital spend expected in 2025.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term United States ("US") treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. We are also exposed to commodity prices and potential tariffs on goods purchased from outside the US. Our exposure is mitigated as a significant majority of our purchases, both operating and for our construction projects, are from US based suppliers. Finally, we are exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and US dollar, our exposure is limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the US dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in the Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of June 30, 2025, our long-term variable-rate borrowings represented approximately 47.0% of total long-term debt. Based on June 30, 2025 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $16.9 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

See also Liquidity and Capital Resources above.

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

Other than the second phase implementation of our new Enterprise Resource Planning System, including human capital management, payroll and timekeeping functions, during our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2025.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price Paid	Purchased as Part of a	That May Yet Be Purchased
Period	Shares Purchased (1)	Per Share	Publicly Announced Plan	Under the Plan (2)
April 1, 2025 through April 30, 2025	528,642	$65.12	528,642	$278,029,819
May 1, 2025 through May 31, 2025	495,232	72.99	495,232	241,882,258
June 1, 2025 through June 30, 2025	456,232	75.46	456,232	207,456,049
Total	1,480,106	$70.94	1,480,106	$207,456,049

(1) All shares repurchased are covered by our share repurchase program as approved by our Board of Directors (the "Share Repurchase Program"). The Board of Directors approved $300.0 million for our Share Repurchase Program on October 21, 2021, and an additional $500.0 million to the Share Repurchase Program on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024 and July 17, 2025 for a total authorization of $2.8 billion. The Share Repurchase Program has no expiration date.

(2) Total approximate dollar value that may yet be purchased under the plan as of June 30, 2025, excludes consideration of the additional $500.0 million share repurchase authorization approved by the Board of Directors on July 17, 2025.

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
2.1	Equity Purchase Agreement, entered into on July 10, 2025, by and among FanDuel Group Parent, LLC, a Delaware limited liability company, TSE Holdings Ltd., and Boyd Interactive Gaming Holdings, L.L.C., a Nevada limited liability company.	Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on July 15, 2025.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Incorporated by reference to Exhibit 22 of the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2025.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act rule 13a-14(a).	Filed electronically herewith

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2025.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer