Form 10-Q
period 2025-09-30
BOYD GAMING CORP
filed 2025-10-31
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2025 was 78,122,443.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$319,067	$316,688
Restricted cash	4,899	4,676
Accounts receivable, net	82,217	132,270
Inventories	20,928	21,235
Prepaid expenses and other current assets	68,473	56,633
Income taxes receivable	—	30,005
Total current assets	495,584	561,507
Property and equipment, net	2,841,900	2,679,276
Operating lease right-of-use assets	660,786	735,618
Other assets, net ($83,754 and $0 assets related to VIE)	176,187	66,518
Intangible assets, net	1,380,548	1,391,007
Goodwill, net	957,948	957,889
Total assets	$6,512,953	$6,391,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$131,395	$131,264
Current maturities of long-term debt	—	44,006
Accrued liabilities	484,900	447,415
Income taxes payable	347,086	—
Total current liabilities	963,381	622,685
Long-term debt, net of current maturities and debt issuance costs	1,892,526	3,132,584
Operating lease liabilities, net of current portion	567,924	651,751
Deferred income taxes	356,711	346,916
Other liabilities	65,098	56,366
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 78,645,912 and 86,184,155 shares outstanding	786	862
Additional paid-in capital	—	—
Retained earnings	2,667,342	1,583,053
Accumulated other comprehensive loss	(1,771)	(2,402)
Boyd Gaming Corporation stockholders' equity	2,666,357	1,581,513
Noncontrolling interest	956	—
Total stockholders' equity	2,667,313	1,581,513
Total liabilities and stockholders' equity	$6,512,953	$6,391,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues
Gaming	$657,371	$640,528	$1,967,519	$1,925,486
Food & beverage	75,570	72,728	227,895	222,361
Room	45,244	50,226	144,085	151,768
Online	26,893	38,146	106,000	94,738
Online reimbursements	138,704	103,166	402,221	322,674
Management fee	23,697	21,030	72,618	64,527
Other	36,882	35,422	109,586	107,725
Total revenues	1,004,361	961,246	3,029,924	2,889,279
Operating costs and expenses
Gaming	259,660	252,213	765,337	749,966
Food & beverage	67,468	62,713	196,438	187,852
Room	19,486	19,674	57,975	57,728
Online	17,784	11,953	50,392	30,595
Online reimbursements	138,704	103,166	402,221	322,674
Other	13,076	12,171	38,016	38,332
Selling, general and administrative	104,005	102,391	321,916	315,709
Master lease rent expense	28,584	28,160	85,186	83,247
Maintenance and utilities	40,472	40,421	114,519	112,111
Depreciation and amortization	73,749	70,344	211,957	198,934
Corporate expense	30,622	27,614	95,938	88,254
Project development, preopening and writedowns	3,972	11,347	5,214	21,954
Impairment of assets	65,123	—	97,395	10,500
Other operating items, net	1,892	(906)	5,399	4,947
Total operating costs and expenses	864,597	741,261	2,447,903	2,222,803
Operating income	139,764	219,985	582,021	666,476
Other expense (income)
Interest income	(1,501)	(392)	(3,572)	(1,241)
Interest expense, net of amounts capitalized	33,262	46,208	132,268	131,466
Loss on early extinguishments and modifications of debt	1,446	—	1,446	—
Other, net	(1,735,479)	189	(1,735,420)	289
Total other (income) expense, net	(1,702,272)	46,005	(1,605,278)	130,514
Income before income taxes	1,842,036	173,980	2,187,299	535,962
Income tax provision	(403,200)	(42,852)	(487,227)	(128,516)
Net income	1,438,836	131,128	1,700,072	407,446
Net loss attributable to noncontrolling interest	1,157	—	2,798	—
Net income attributable to Boyd Gaming	$1,439,993	$131,128	$1,702,870	$407,446

Basic net income per common share	$17.81	$1.43	$20.58	$4.30
Weighted average basic shares outstanding	80,860	91,863	82,740	94,769

Diluted net income per common share	$17.81	$1.43	$20.58	$4.30
Weighted average diluted shares outstanding	80,875	91,893	82,756	94,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Net income	$1,438,836	$131,128	$1,700,072	$407,446
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	292	504	492	360
Foreign currency translation adjustments	(125)	159	139	(297)
Comprehensive income	1,439,003	131,791	1,700,703	407,509
Amounts attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	1,157	—	2,798	—
Comprehensive loss attributable to noncontrolling interest	1,157	—	2,798	—
Comprehensive income attributable to Boyd Gaming	$1,440,160	$131,791	$1,703,501	$407,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2025	86,184,155	$862	$—	$1,583,053	$(2,402)	$—	$1,581,513
Net income (loss)	—	—	—	111,419	—	(537)	110,882
Fair value adjustments to available-for-sale securities	—	—	—	—	411	—	411
Foreign currency translation adjustments	—	—	—	—	15	—	15
Stock options exercised	7,477	—	139	—	—	—	139
Release of restricted stock units, net of tax	44,277	—	(1,209)	(397)	—	—	(1,606)
Release of performance stock units, net of tax	99,124	1	(222)	(4,273)	—	—	(4,494)
Shares repurchased and retired	(4,453,045)	(44)	(6,313)	(324,748)	—	—	(331,105)
Dividends declared ($0.18 per share)	—	—	—	(14,745)	—	—	(14,745)
Share-based compensation costs	—	—	7,605	—	—	—	7,605
Transactions with noncontrolling interest	—	—	—	—	—	3,754	3,754
Balances, March 31, 2025	81,881,988	819	—	1,350,309	(1,976)	3,217	1,352,369
Net income (loss)	—	—	—	151,458	—	(1,104)	150,354
Fair value adjustments to available-for-sale securities	—	—	—	—	(211)	—	(211)
Foreign currency translation adjustments	—	—	—	—	249	—	249
Release of restricted stock units, net of tax	146,363	2	(8)	(35)	—	—	(41)
Release of performance stock units, net of tax	824	—	—	—	—	—	—
Shares repurchased and retired	(1,480,106)	(16)	(13,384)	(92,547)	—	—	(105,947)
Dividends declared ($0.18 per share)	—	—	—	(14,534)	—	—	(14,534)
Share-based compensation costs	—	—	13,392	—	—	—	13,392
Balances, June 30, 2025	80,549,069	805	—	1,394,651	(1,938)	2,113	1,395,631
Net income (loss)	—	—	—	1,439,993	—	(1,157)	1,438,836
Fair value adjustments to available-for-sale securities	—	—	—	—	292	—	292
Foreign currency translation adjustments	—	—	—	—	(125)	—	(125)
Release of restricted stock units, net of tax	454	—	(16)	(7)	—	—	(23)
Shares repurchased and retired	(1,903,611)	(19)	(8,518)	(153,067)	—	—	(161,604)
Dividends declared ($0.18 per share)	—	—	—	(14,228)	—	—	(14,228)
Share-based compensation costs	—	—	8,534	—	—	—	8,534
Balances, September 30, 2025	78,645,912	$786	$—	$2,667,342	$(1,771)	$956	$2,667,313

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) (Continued)

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2024	96,832,453	$968	$—	$1,744,232	$(1,098)	$—	$1,744,102
Net income	—	—	—	136,473	—	—	136,473
Fair value adjustments to available-for-sale securities	—	—	—	—	250	—	250
Foreign currency translation adjustments	—	—	—	—	(318)	—	(318)
Release of restricted stock units, net of tax	85,597	1	(1,586)	(2,049)	—	—	(3,634)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	—	(6,208)
Shares repurchased and retired	(1,658,377)	(17)	(5,155)	(101,133)	—	—	(106,305)
Dividends declared ($0.17 per share)	—	—	—	(16,264)	—	—	(16,264)
Share-based compensation costs	—	—	6,860	—	—	—	6,860
Balances, March 31, 2024	95,409,736	954	—	1,755,168	(1,166)	—	1,754,956
Net income	—	—	—	139,845	—	—	139,845
Fair value adjustments to available-for-sale securities	—	—	—	—	(394)	—	(394)
Foreign currency translation adjustments	—	—	—	—	(138)	—	(138)
Stock options exercised	23,431	—	271	—	—	—	271
Release of restricted stock units, net of tax	19,837	—	(1)	(33)	—	—	(34)
Shares repurchased and retired	(3,143,995)	(31)	(10,635)	(166,756)	—	—	(177,422)
Dividends declared ($0.17 per share)	—	—	—	(15,736)	—	—	(15,736)
Share-based compensation costs	—	—	10,365	—	—	—	10,365
Balances, June 30, 2024	92,309,009	923	—	1,712,488	(1,698)	—	1,711,713
Net income	—	—	—	131,128	—	—	131,128
Fair value adjustments to available-for-sale securities	—	—	—	—	504	—	504
Foreign currency translation adjustments	—	—	—	—	159	—	159
Release of restricted stock units, net of tax	1,423	—	(32)	(8)	—	—	(40)
Shares repurchased and retired	(3,461,140)	(35)	(7,508)	(196,508)	—	—	(204,051)
Dividends declared ($0.17 per share)	—	—	—	(15,151)	—	—	(15,151)
Share-based compensation costs	—	—	7,540	—	—	—	7,540
Balances, September 30, 2024	88,849,292	$888	$—	$1,631,949	$(1,035)	$—	$1,631,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$1,700,072	$407,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,957	198,934
Amortization of debt financing costs and discounts on debt	5,496	5,698
Non-cash operating lease expense	68,853	66,019
Share-based compensation expense	29,531	24,765
Deferred income taxes	9,774	25,131
Non-cash interest income	(2,146)	—
Non-cash impairment of assets	97,395	10,500
Gain on sale of investment	(1,748,000)	—
Loss on early extinguishments and modifications of debt	1,446	—
Other operating activities	(2,300)	10,143
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	50,116	34,855
Inventories	307	278
Prepaid expenses and other current assets	(10,363)	(7,446)
Income taxes (receivable) payable, net	377,091	(16,440)
Other assets, net	1,401	870
Accounts payable and accrued liabilities	(18,596)	1,979
Operating lease liabilities	(68,853)	(66,019)
Other liabilities	(1,787)	(1,694)
Net cash provided by operating activities	701,394	695,019
Cash Flows from Investing Activities
Capital expenditures	(439,889)	(289,224)
Payments received on note receivable	—	208
Advances made under note receivable	(31,780)	—
Proceeds from sale of investment	1,758,000	—
Cash paid for asset acquisitions, net of cash received	(41,761)	(28,774)
Other investing activities	(9,270)	(2,674)
Net cash provided by (used in) investing activities	1,235,300	(320,464)
Cash Flows from Financing Activities
Borrowings under credit facility	1,577,300	1,317,000
Payments under credit facility	(2,868,300)	(1,168,700)
Share-based compensation activities	(6,025)	(9,645)
Shares repurchased and retired	(593,004)	(483,218)
Dividends paid	(43,944)	(47,510)
Other financing activities	(6)	(140)
Net cash used in financing activities	(1,933,979)	(392,213)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(113)	(63)
Change in cash, cash equivalents and restricted cash	2,602	(17,721)
Cash, cash equivalents and restricted cash, beginning of period	321,364	307,930
Cash, cash equivalents and restricted cash, end of period	$323,966	$290,209
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$126,338	$127,851
Cash received for interest	—	213
Cash paid for income taxes	101,592	119,802
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$45,149	$21,153
Dividends declared not yet paid	14,228	15,151
Asset acquisition in exchange for contingent consideration	38,239	—
Derecognition of right-of-use operating lease asset	36,883	—
Derecognition of lease liability	(36,883)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

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

Recasted Condensed Consolidated Statements of Operations (Unaudited)

In the third quarter of 2025, the Company has separated out online reimbursements revenue from online revenue and online reimbursements expense from online expense. Under certain of our online market access agreements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. To improve transparency on the face of the financial statements, the reimbursements we receive are recorded as online reimbursements revenue and the gaming taxes and other expenses paid are reported as online reimbursements expense. Online revenue and online expense include Boyd Interactive operations and our revenue share from our online market access agreements. Revenue for the three and nine months ended September 30, 2024 has been recast to conform to this presentation. The disaggregation of online reimbursements revenue from online revenue and online reimbursements expense from online expense did not impact the Company's total revenues, net income or earnings per share as previously reported for the three and nine months ended September 30, 2024. Additionally, revenues and expenses from the first and second quarters of 2025 have been recast to reflect the breakout of online reimbursements revenue from online revenue and online reimbursements expense from online expense included in the nine months ended September 30, 2025.

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

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2025	2024	2024	2023
Cash and cash equivalents	$319,067	$316,688	$286,281	$304,271
Restricted cash	4,899	4,676	3,928	3,659
Total cash, cash equivalents and restricted cash	$323,966	$321,364	$290,209	$307,930

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

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

Revenue Recognition

The Company’s revenue contracts with customers consist of gaming wagers (including both those made at our gaming entertainment properties and online B2C wagers), hotel room sales, food & beverage offerings and other amenity transactions. See Online Market Access Agreements below for further discussion of revenues earned under our market access agreements. The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. Cash discounts, commissions and other cash incentives to customers related to gaming play are recorded as a reduction of gaming revenues. The transaction price for hotel, food & beverage and other contracts is the net amount collected from the customer for such goods and services. Hotel, food & beverage and other services have been determined to be separate, stand-alone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel, when the delivery is made for the food & beverage or when the service is provided for other amenity transactions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Food & beverage	$34,610	$31,621	$100,923	$94,074
Room	16,810	16,084	48,099	46,424
Other	2,554	2,076	6,541	6,449

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $134.0 million and $129.5 million for the three months ended September 30, 2025 and 2024, respectively, and were $396.2 million and $386.4 million for the nine months ended September 30, 2025 and 2024, respectively. Gaming taxes recorded as online expense, excluding taxes paid under online market access agreements (see Online Market Access Agreements below for further discussion), totaled $6.7 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively, and $17.6 million and $9.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of September 30, 2025, there were no changes to our unrecognized tax benefits to date.

Collaborative Arrangements - FanDuel

In 2018, we acquired a five percent equity ownership in FanDuel Group Parent, LLC ("FanDuel"). During the period that we held the five percent equity interest, we did not have the ability to exercise significant influence over FanDuel's operations and financial policies. Our five percent equity ownership in FanDuel was recorded at cost in accordance with the measurement alternative allowed under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 321, Accounting for Investments of Equity Securities. We evaluated the investment for impairment whenever events or circumstances indicated that the carrying amount may not be recoverable. We evaluated the recorded value of the investment when any observable price changes in orderly transactions for an identical or similar investment required an adjustment of the investment to fair value. From the acquisition of the FanDuel equity interest in 2018 to the sale of such in July 2025, as discussed below, the Company had no accumulated impairments or adjustments to fair value related to the investment.

On July 10, 2025, Boyd Interactive Gaming Holdings, L.L.C. ("Boyd Interactive Holdings"), a wholly owned subsidiary of Boyd Gaming, entered into a definitive agreement ("Purchase Agreement") with TSE Holdings Ltd. ("Parent") and FanDuel, pursuant to which Parent agreed to purchase Boyd Interactive Holding's five percent equity interest (the "Equity Interest") in FanDuel, and Boyd Gaming and FanDuel, or their respective affiliated entities, agreed to enter into certain Commercial Arrangements (as defined below). On July 31, 2025, pursuant to the Purchase Agreement, Boyd Interactive Holdings completed the sale of its Equity Interest to Parent for aggregate cash consideration of $1,758.0 million which reflected the estimated fair value of the Equity Interest. The resulting gain on sale of the Equity Interest is recorded in other, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The income taxes payable on the sale of the Equity Interest are included in income taxes payable on the condensed consolidated balance sheet and were $375.9 million as of September 30, 2025.

In connection with the sale of the Equity Interest, Boyd Gaming and FanDuel or their respective affiliated entities terminated certain of their existing agreements related to their strategic partnership and entered into certain new agreements (collectively, the "FanDuel Market Access Agreements"), pursuant to which Boyd Gaming or its subsidiaries ("Boyd Entities") agreed to, among other things, (i) provide FanDuel or its subsidiary with certain market access rights to operate online sports wagering or other online gaming services similar to the prior arrangements with Boyd entities, updated to an annual fixed fee owed to the Boyd Entities instead of variable fees based on net wagering wins and losses and to extend the term of the arrangements to 2038, and (ii) transition any branding and operational support provided by FanDuel at the existing FanDuel branded sportsbooks at Boyd Gaming properties to be branded and operated entirely by Boyd Entities, but utilizing certain sports betting data feeds provided by FanDuel or its affiliate.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

Online Market Access Agreements

Subject to state law and regulatory approvals, we offer online sports wagering under market access agreements with online operators in Illinois, Indiana, Iowa, Kansas, Louisiana, Ohio (through June 30, 2025) and Pennsylvania as well as online casinos in Pennsylvania. Under our online market access agreements, including the FanDuel Market Access Agreements, we receive a revenue share from the third-party operator based on actual net wagering wins and losses or a fixed annual fee. The market access fees under these market access agreements are recorded in online revenue on the condensed consolidated statements of operations.

Under certain of our online market access agreements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online reimbursements expense and the reimbursements we receive as online reimbursements revenues.

Currency Translation

The Company translates the financial statements of its foreign subsidiary that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. If a material income statement event occurs, the transaction would be translated at the exchange rate in effect on the date of occurrence. Translation adjustments are recorded in other comprehensive income (loss). Gains or losses from foreign currency transaction remeasurements are recorded in other, net on the condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("Update 2025-06")

In September 2025, the FASB issued Update 2025-06 to clarify guidance regarding when an entity is required to start capitalizing software costs. Update 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-06 to the condensed consolidated financial statements.

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) ("Update 2025-05")

In July 2025, the FASB issued Update 2025-05 to clarify guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. Update 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-05 to the condensed consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed consolidated financial statements.

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Land	$356,696	$338,469
Buildings and improvements	3,461,165	3,398,700
Furniture and equipment	1,981,528	1,870,124
Riverboats and barges	208,196	211,879
Construction in progress	293,609	148,571
Total property and equipment	6,301,194	5,967,743
Less accumulated depreciation	(3,459,294)	(3,288,467)
Property and equipment, net	$2,841,900	$2,679,276

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Depreciation expense	$68,802	$66,190	$198,168	$186,566

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

During the nine months ended September 30, 2025, as a result of our first quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. In addition, as a result of our third quarter 2025 impairment review, the Company recorded long-lived asset impairment charges of $47.3 million for property and equipment related to our Midwest & South segment and $17.8 million for property and equipment related to our Las Vegas Locals segment. To determine the value of the long-lived asset and the resulting impairment, we utilized the income approach which focuses on the income-producing capability of the asset and the sales comparison approach which focuses on comparable sales transactions. These noncash impairment charges are recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our property and equipment long-lived assets during the nine months ended September 30, 2024.

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2025
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	3.9	$3,300	$(715)	$—	$—	$2,585
Host agreements	7.7	58,000	(28,356)	—	—	29,644
Development agreement	3.9	21,373	(9,541)	—	—	11,832
Developed technology	6.6	46,447	(13,213)	—	(166)	33,068
B2B relationships	4.3	28,000	(11,416)	—	(33)	16,551
B2C relationships	9.1	13,000	(3,160)	—	—	9,840
Marketing agreement	18.9	4,500	(244)	—	—	4,256
		174,620	(66,645)	—	(199)	107,776
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, September 30, 2025		$1,767,601	$(100,605)	$(286,249)	$(199)	$1,380,548

	December 31, 2024
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	2.1	$7,225	$(4,145)	$—	$—	$3,080
Host agreements	8.4	58,000	(25,456)	—	—	32,544
Development agreement	4.6	21,373	(7,251)	—	—	14,122
Developed technology	7.3	43,435	(9,045)	—	(418)	33,972
B2B relationships	5.0	28,000	(8,481)	—	(80)	19,439
B2C relationships	9.8	13,000	(2,347)	—	—	10,653
Marketing agreement	19.7	4,500	(75)	—	—	4,425
		175,533	(56,800)	—	(498)	118,235
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,393,081	(33,960)	(253,974)	—	1,105,147
		1,592,981	(33,960)	(286,249)	—	1,272,772
Balances, December 31, 2024		$1,768,514	$(90,760)	$(286,249)	$(498)	$1,391,007

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

The following table presents the future amortization expense for our amortizing intangible assets as of  September 30, 2025:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2025 (excluding nine months ended September 30, 2025)	$165	$967	$763	$1,928	$945	$270	$56	$5,094
2026	660	3,867	3,053	5,456	3,914	1,083	225	18,258
2027	660	3,867	3,053	5,380	3,914	1,083	225	18,182
2028	660	3,867	3,053	5,190	3,914	1,083	225	17,992
2029	440	3,867	1,910	4,485	3,296	1,083	225	15,306
Thereafter	—	13,209	—	10,629	568	5,238	3,300	32,944
Total future amortization	$2,585	$29,644	$11,832	$33,068	$16,551	$9,840	$4,256	$107,776

During the nine months ended September 30, 2024, as a result of our first quarter 2024 impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our intangible assets during the nine months ended September 30, 2025.

Goodwill consists of the following:

	September 30, 2025
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	61	22,798
Managed & Other	30,529	—	(30,529)	—	—
Balances, September 30, 2025	$1,372,099	$(6,134)	$(408,078)	$61	$957,948

	December 31, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	2	22,739
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2024	$1,372,099	$(6,134)	$(408,078)	$2	$957,889

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Payroll and related	$79,733	$86,267
Interest	18,026	17,593
Gaming	75,128	73,321
Player loyalty program	17,537	20,896
Advance deposits	20,318	15,426
Outstanding chips	6,357	7,790
Dividends payable	14,228	14,665
Operating leases	107,209	102,855
Other	146,364	108,602
Total accrued liabilities	$484,900	$447,415

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2025
	Interest		Unamortized
	Rates at		Origination
	September 30,	Outstanding	Fees and	Long-Term
(In thousands)	2025	Principal	Costs	Debt, Net
Credit facility	6.190%	$9,300	$(4,639)	$4,661
4.750% senior notes due 2027	4.750%	1,000,000	(4,383)	995,617
4.750% senior notes due 2031	4.750%	900,000	(7,752)	892,248
Long-term debt, net		$1,909,300	$(16,774)	$1,892,526

	December 31, 2024
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2024	Principal	Costs	Debt, Net
Credit facility	6.169%	$1,300,300	$(9,109)	$1,291,191
4.750% senior notes due 2027	4.750%	1,000,000	(5,844)	994,156
4.750% senior notes due 2031	4.750%	900,000	(8,763)	891,237
Other	5.208%	6	—	6
Total long-term debt		3,200,306	(23,716)	3,176,590
Less current maturities		44,006	—	44,006
Long-term debt, net		$3,156,300	$(23,716)	$3,132,584

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Revolving Credit Facility	$—	$475,000
Term A Loan	—	759,000
Swing Loan	9,300	66,300
Total outstanding principal amounts	$9,300	$1,300,300

The Company used the $1,758.0 million cash proceeds from the sale of the Equity Interest in FanDuel, as discussed in Note 1, Summary of Significant Accounting Policies, to pay down the then outstanding Credit Facility debt, which consisted of $915.0 million on the Revolving Credit Facility, $726.0 million on the Term A Loan and $39.9 million on the Swing Loan. The full repayment of the outstanding Term A Loan extinguished the Term A Loan under the Credit Facility.

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $9.3 million in borrowings outstanding on the Swing Loan, and $12.7 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,428.0 million as of September 30, 2025.

Early Extinguishments and Modifications of Debt

During the three and nine months ended September 30, 2025, the Company incurred $1.4 million in loss on early extinguishments of debt due to the full repayment and extinguishment of the Term A Loan with proceeds from the sale of the Equity Interest in FanDuel. The $1.4 million incurred relates to the write-off of unamortized deferred finance charges associated with the Term A Loan.

Covenant Compliance

As of  September 30, 2025, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a management agreement with Wilton Rancheria. The management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $23.7 million and  $21.0 million for our management services for the three months ended September 30, 2025 and 2024, respectively, and  $72.6 million and  $64.5 million for the nine months ended September 30, 2025 and 2024, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

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

Norfolk Agreements
On October 21, 2024, the Company, the Pamunkey Indian Tribe ("Tribe"), the Pamunkey Indian Tribal Gaming Authority ("PITGA"), and its wholly owned subsidiary, Golden Eagle Consulting II, LLC ("GEC") entered into agreements, pursuant to which, among other things, the Company would, subject to the purchase of land to develop and build a commercial casino and hotel development in Norfolk, Virginia ("Norfolk Casino"), (i) receive from PITGA an exclusive option to purchase a percentage of membership interests of GEC, (ii) make advance payments to PITGA and GEC, and (iii) become developer and manager of the Norfolk Casino.

Pursuant to the October 21, 2024, agreements between the Company and the Tribe, PITGA, and GEC, on February 14, 2025, the Norfolk Casino land was purchased and the Company entered into agreements with the Tribe, PITGA and GEC to develop and manage the Norfolk Casino. GEC was previously formed to develop and operate the Norfolk Casino and has no assets or operations, other than the exclusive right to a gaming license for a casino development in Norfolk, Virginia. The development agreement with PITGA and GEC provides for the Company to fund and manage the development of the Norfolk Casino ("Norfolk Development Agreement"). The management agreement with PITGA and GEC provides for the Company to manage the operations of the developed Norfolk Casino ("Norfolk Management Agreement"), including both the transitional casino expected to open in November  2025, and the full casino resort expected to open in late 2027, both pending receipt of final regulatory approvals. Through the Norfolk Management Agreement, the Company is responsible for funding any operational losses and is entitled to significant economic benefits from the developed casino’s operations. The Company has determined that GEC is a VIE and that the Company has variable interests in GEC through its exclusive option to purchase a percentage of membership interests of GEC, the Norfolk Development Agreement and the Norfolk Management Agreement. As the Company has the power to direct the activities that most significantly affect the economic performance of GEC, including development and management of the Norfolk Casino, and the right to receive benefits or the obligation to absorb losses that could be potentially significant to GEC, the Company has determined that it is the primary beneficiary of GEC and that GEC must be consolidated with the Company’s financial results. The Company does not have the power to direct the Tribe or PITGA’s activities, nor is it responsible for economic losses or have rights to economic benefits of the Tribe or PITGA.

The Company anticipates incurring aggregate expenditures in connection with the Norfolk Casino project of approximately $750.0 million.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

Commitments
As of September 30, 2025, other than the Master Lease Agreements and Norfolk Agreements discussed above, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024,  December 5, 2024 and July 17, 2025. As of  September 30, 2025,  $547.4 million remains available under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Shares repurchased (2)	1,904	3,461	7,837	8,264
Total cost, including brokerage fees (3)	$160,007	$202,032	$593,004	$483,218
Average repurchase price per share (4)	$84.05	$58.37	$75.67	$58.48

(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2025 and 2024. These amounts exclude repurchases, if any, traded but not yet settled on or before September 30, 2025 and 2024, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2023	December 22, 2023	January 15, 2024	$0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
August 12, 2025	September 15, 2025	October 15, 2025	0.18

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Gaming	$266	$254	$791	$778
Food & beverage	51	49	151	149
Room	24	22	72	70
Selling, general and administrative	1,348	1,295	4,021	3,958
Corporate expense	6,845	5,920	24,496	19,810
Total share-based compensation expense	$8,534	$7,540	$29,531	$24,765

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

The PSU grants awarded in first quarter 2022 and third quarter 2021 fully vested during the first quarter of 2025 and 2024, respectively. Common shares under the 2022 grant were issued based on determination by the Compensation Committee of the Board of Directors ("Compensation Committee") of our actual achievement of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and Rent under master leases ("Adjusted EBITDAR"), Adjusted EBITDAR margin and return on invested capital for the three-year performance period from January 1, 2022 to December 31, 2024. Common shares under the 2021 grant were issued based on the determination by the Compensation Committee of our actual achievement of Adjusted EBITDAR and return on invested capital for the two-year performance period from July 2021 to June 2023. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

Unamortized Stock Compensation Expense and Recognition Period

As of September 30, 2025, there was approximately $12.2 million, $3.0 million and $1.6 million of total unrecognized share-based compensation costs related to unvested RSUs, PSUs and career shares, respectively. As of September 30, 2025, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.3 years, 1.9 years and 3.2 years, respectively.

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2025
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$319,067	$319,067	$—	$—
Restricted cash	4,899	4,899	—	—
Investment available for sale	12,554	—	—	12,554

	December 31, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$316,688	$316,688	$—	$—
Restricted cash	4,676	4,676	—	—
Investment available for sale	12,553	—	—	12,553

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  September 30, 2025 and December 31, 2024.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $15.6 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  September 30, 2025 and December 31, 2024. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  September 30, 2025 and  December 31, 2024 is a discount rate of 12.6% and 13.0%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income. At both  September 30, 2025 and December 31, 2024, $0.8 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  September 30, 2025 and December 31, 2024, $11.7 million and $11.8 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.7 million and $1.8 million as of  September 30, 2025 and December 31, 2024, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of reporting period	$12,123	$12,495	$12,553	$13,327
Total gains (realized or unrealized):
Included in interest income	44	43	134	132
Included in other comprehensive income (loss)	387	664	652	473
Purchases, sales, issuances and settlements:
Settlements	—	—	(785)	(730)
Balance at end of reporting period	$12,554	$13,202	$12,554	$13,202

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

Assets acquired and contingent liabilities assumed as part of an asset acquisition, along with noncontrolling interest, are recorded at fair value upon acquisition and all are classified in the fair value hierarchy as Level 3, other than cash or restricted cash acquired, which are classified as Level 1.

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable.

	September 30, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$33,926	$33,926	$35,102	Level 3
Liabilities
Obligation under assessment arrangements	16,239	14,602	18,528	Level 3

	December 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$18,014	$16,057	$20,719	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$9,300	$4,661	$9,300	Level 2
4.750% senior notes due 2027	1,000,000	995,617	995,000	Level 1
4.750% senior notes due 2031	900,000	892,248	864,000	Level 1
Total debt	$1,909,300	$1,892,526	$1,868,300

	December 31, 2024
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$1,300,300	$1,291,191	$1,279,428	Level 2
4.750% senior notes due 2027	1,000,000	994,156	968,750	Level 1
4.750% senior notes due 2031	900,000	891,237	832,500	Level 1
Other	6	6	6	Level 3
Total debt	$3,200,306	$3,176,590	$3,080,684

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

The estimated fair values of our note receivable and our obligation under assessment arrangements are based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about  September 30, 2025 and December 31, 2024. The estimated fair values of our senior notes are based on quoted market prices as of  September 30, 2025 and December 31, 2024. The other debt is not traded and does not have an observable market input; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2025 and 2024.

NOTE 9.    SEGMENT INFORMATION

The Company has the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of our online gaming business ("Boyd Interactive") and online market access fees through our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (2)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica (3)	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City (2)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (2)	St. Charles, Missouri
Belterra Park (2)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania

(1) Company is finalizing plans to demolish the property. Property remains closed since it was closed on March 18, 2020, in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus.

(2) Property is subject to a master lease agreement with a real estate investment trust.

(3) Property will permanently close on  November 9, 2025.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended September 30, 2025
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$157,839	$21,130	$17,315	$—	$—	$—	$14,558	$210,842
Downtown Las Vegas	33,704	10,754	6,017	—	—	—	2,749	53,224
Midwest & South	454,639	43,686	21,912	—	—	—	18,615	538,852
Online	—	—	—	26,893	138,704	—	—	165,597
Managed & Other	11,189	—	—	—	—	23,697	960	35,846
Total Revenues	$657,371	$75,570	$45,244	$26,893	$138,704	$23,697	$36,882	$1,004,361

	Three Months Ended September 30, 2024 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$155,683	$20,545	$21,749	$—	$—	$—	$13,884	$211,861
Downtown Las Vegas	33,586	10,622	6,309	—	—	—	2,783	53,300
Midwest & South	440,823	41,561	22,168	—	—	—	17,848	522,400
Online	—	—	—	38,146	103,166	—	—	141,312
Managed & Other	10,436	—	—	—	—	21,030	907	32,373
Total Revenues	$640,528	$72,728	$50,226	$38,146	$103,166	$21,030	$35,422	$961,246

	Nine Months Ended September 30, 2025 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$484,961	$68,787	$64,224	$—	$—	$—	$44,760	$662,732
Downtown Las Vegas	104,371	32,506	20,157	—	—	—	8,730	165,764
Midwest & South	1,344,046	126,602	59,704	—	—	—	53,164	1,583,516
Online	—	—	—	106,000	402,221	—	—	508,221
Managed & Other	34,141	—	—	—	—	72,618	2,932	109,691
Total Revenues	$1,967,519	$227,895	$144,085	$106,000	$402,221	$72,618	$109,586	$3,029,924

	Nine Months Ended September 30, 2024 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$480,054	$66,340	$72,202	$—	$—	$—	$43,941	$662,537
Downtown Las Vegas	104,032	32,122	19,770	—	—	—	8,608	164,532
Midwest & South	1,309,360	123,899	59,796	—	—	—	51,861	1,544,916
Online	—	—	—	94,738	322,674	—	—	417,412
Managed & Other	32,040	—	—	—	—	64,527	3,315	99,882
Total Revenues	$1,925,486	$222,361	$151,768	$94,738	$322,674	$64,527	$107,725	$2,889,279

(1) Revenues for the three and nine months ended September 30, 2024 have been recast to reflect the change made during the third quarter of 2025 to separate online reimbursements revenue from online revenue. Additionally, revenues for the first and second quarters of 2025 have been recast to reflect the separation of online reimbursements revenue from online revenue included in the nine months ended September 30, 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Adjusted EBITDAR
Las Vegas Locals	$92,128	$96,414	$311,389	$316,105
Downtown Las Vegas	16,118	16,511	56,446	56,344
Midwest & South	201,603	196,867	586,226	573,316
Online	9,424	26,005	54,974	63,538
Managed & Other	26,269	22,529	79,551	70,450
Corporate expense	(23,777)	(21,694)	(71,442)	(68,444)
Adjusted EBITDAR	321,765	336,632	1,017,144	1,011,309
Other operating costs and expenses
Deferred rent	147	162	441	486
Master lease rent expense	28,584	28,160	85,186	83,247
Depreciation and amortization	73,749	70,344	211,957	198,934
Share-based compensation expense	8,534	7,540	29,531	24,765
Project development, preopening and writedowns	3,972	11,347	5,214	21,954
Impairment of assets	65,123	—	97,395	10,500
Other operating items, net	1,892	(906)	5,399	4,947
Total other operating costs and expenses	182,001	116,647	435,123	344,833
Operating income	139,764	219,985	582,021	666,476
Other expense (income)
Interest income	(1,501)	(392)	(3,572)	(1,241)
Interest expense, net of amounts capitalized	33,262	46,208	132,268	131,466
Loss on early extinguishments and modifications of debt	1,446	—	1,446	—
Other, net	(1,735,479)	189	(1,735,420)	289
Total other (income) expense, net	(1,702,272)	46,005	(1,605,278)	130,514
Income before income taxes	1,842,036	173,980	2,187,299	535,962
Income tax provision	(403,200)	(42,852)	(487,227)	(128,516)
Net income	1,438,836	131,128	1,700,072	407,446
Net loss attributable to noncontrolling interest	1,157	—	2,798	—
Net income attributable to Boyd Gaming	$1,439,993	$131,128	$1,702,870	$407,446

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

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

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Three Months Ended September 30, 2025
Revenues	$210,842	$53,224	$538,852	$165,597	$35,846	$1,004,361
Other segment expenses (1)	118,714	37,106	337,249	156,173	9,577	658,819
Corporate expense	—	—	—	—	—	23,777
Adjusted EBITDAR	$92,128	$16,118	$201,603	$9,424	$26,269	$321,765

Three Months Ended September 30, 2024
Revenues	$211,861	$53,300	$522,400	$141,312	$32,373	$961,246
Other segment expenses (1)	115,447	36,789	325,533	115,307	9,844	602,920
Corporate expense	—	—	—	—	—	21,694
Adjusted EBITDAR	$96,414	$16,511	$196,867	$26,005	$22,529	$336,632

Nine Months Ended September 30, 2025
Revenues	$662,732	$165,764	$1,583,516	$508,221	$109,691	$3,029,924
Other segment expenses (1)	351,343	109,318	997,290	453,247	30,140	1,941,338
Corporate expense	—	—	—	—	—	71,442
Adjusted EBITDAR	$311,389	$56,446	$586,226	$54,974	$79,551	$1,017,144

Nine Months Ended September 30, 2024
Revenues	$662,537	$164,532	$1,544,916	$417,412	$99,882	$2,889,279
Other segment expenses (1)	346,432	108,188	971,600	353,874	29,432	1,809,526
Corporate expense	—	—	—	—	—	68,444
Adjusted EBITDAR	$316,105	$56,344	$573,316	$63,538	$70,450	$1,011,309

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	September 30,	December 31,
(In thousands)	2025	2024
Assets
Las Vegas Locals	$1,637,837	$1,623,935
Downtown Las Vegas	287,249	292,765
Midwest & South	3,827,138	3,855,386
Online	166,852	185,567
Managed & Other	111,748	115,839
Corporate	482,129	318,323
Total Assets	$6,512,953	$6,391,815

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024

______________________________________________________________________________________________________

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after September 30, 2025. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 28 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio and Pennsylvania. In addition, we own and operate Boyd Interactive, a business-to-business and business-to-consumer online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of our online gaming business ("Boyd Interactive") and online market access fees through our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner").

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (2)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica (3)	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City (2)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (2)	St. Charles, Missouri
Belterra Park (2)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania

(1) Company is finalizing plans to demolish the property. Property remains closed since it was closed on March 18, 2020, in compliance with orders issued by state officials as precautionary measures intended to slow the spread of the COVID-19 virus.

(2) Property is subject to a master lease agreement with a real estate investment trust.

(3) Property will permanently close on November 9, 2025.

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

Until July 31, 2025, we also held a five percent equity ownership interest in FanDuel Group Parent, LLC ("FanDuel"), the nation's leading sports-betting operator. On July 10, 2025, we entered into a definitive agreement with FanDuel and TSE Holdings Ltd., to sell our equity interest, terminate certain market access agreements and enter into certain new market access agreements. The sale of our five percent equity interest in FanDuel closed on July 31, 2025 ("FanDuel Equity Sale"), and the Company received aggregate cash proceeds of $1,758.0 million. See also Note 1, Summary of Significant Accounting Policies.

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

Balance Sheet Strength

We are committed to maintaining a strong balance sheet and finding opportunities to diversify and increase our cash flow. We are also committed to a balanced capital allocation approach with our cash flows, with a current emphasis on investing in our business and returning capital to shareholders. The aggregate cash proceeds from the FanDuel Equity Sale during the third quarter of 2025 were used primarily to repay outstanding borrowings under our Credit Facility.

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

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our gaming entertainment properties. These key performance measures include the following:

•

Gaming revenue measures: slot handle, which means the dollar amount wagered in slot machines, and table game drop, which means the total amount of cash, including digital funds transferred from the players' cashless "BoydPay" wallets, deposited in table games drop boxes, plus the sum of the markers issued at all table games, are measures of volume and/or market share. Slot win and table game hold, which refers to the amount of money wagered on slot machines and table games, respectively, that is retained by us and recorded as gaming revenues. This figure represents the difference between total wagers made by customers and the winnings they receive on slot machines and table games. Slot win percentage and table game hold percentage are not fully controllable by us and represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Total revenues	$1,004.4	$961.2	$3,029.9	$2,889.3
Operating income	139.8	220.0	582.0	666.5
Net income	1,438.8	131.1	1,700.1	407.4

Total Revenues

Total revenues for the three months ended September 30, 2025 increased by $43.1 million, or 4.5%, compared to the prior year comparable period, primarily due to the following: (i) an increase in online reimbursements revenue of $35.5 million, which relates to reimbursements of gaming taxes and other expenses paid on behalf of our online partners; (ii) an increase in gaming revenues of $16.8 million, or 2.6%, driven by an increase in slot handle of 4.1% and slot win of 3.9%; and offset by (iii) a decrease in online revenue of $11.3 million which was driven by a $20.5 million decrease in revenue related to our market access agreements primarily due to the termination of certain agreements and entry into certain new agreements at lower rates than those terminated, and offset by a $9.2 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Resorts Digital Gaming, LLC ("Boyd Digital") on September 1, 2024.

Total revenues for the nine months ended September 30, 2025 increased by $140.6 million, or 4.9%, compared to the prior year comparable period, primarily due to the following: (i) an increase in online reimbursements revenue of $79.5 million, which relates to reimbursements of gaming taxes and other expenses paid on behalf of our online partners; (ii) an increase in gaming revenues of $42.0 million, or 2.2%, driven by an increase in slot handle of 3.1% and slot win of 2.7%; (iii) an increase in online revenue of $11.3 million, primarily due to a $30.8 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Boyd Digital on September 1, 2024, offset by a $19.6 million decrease in revenue from our market access agreements driven primarily by the termination of certain agreements and entry into certain new agreements, as noted above; and (iv) an increase of $8.1 million related to the Sky River Casino management fee.

Operating Income

Operating income decreased by $80.2 million, or 36.5%, for the three months ended September 30, 2025, compared to the prior year comparable period, primarily due to a $65.1 million increase in impairment of assets over the prior year comparable period as the Company recorded long-lived asset impairment charges of $65.1 million during the three months ended September 30, 2025 related to property and equipment in the Las Vegas Locals and Midwest & South segments. In addition, while total revenues grew $43.1 million, as noted above, $35.5 million is driven by an increase in online reimbursements revenue, which results in zero operating income as an equal amount is reimbursed to the Company for the amounts paid on behalf of our online partners that are recorded as expense. Operating income was also unfavorably impacted by changes in our market access agreements, as discussed above, that drove a $20.5 million decrease in market access fee revenue.

Operating income decreased by $84.5 million, or 12.7%, for the nine months ended September 30, 2025, compared to the prior year comparable period. Operating income was unfavorably impacted by an $86.9 million increase in impairment of assets over the prior year comparable period as the Company recorded long-lived asset impairment charges of $97.4 million during the nine months ended September 30, 2025 related to property and equipment in the Las Vegas Locals and Midwest & South segments, compared to a $10.5 million impairment charge during the nine months ended September 30, 2024 related to a gaming license right in the Midwest & South segment. While we experienced growth in gaming revenues during the nine months ended September 30, 2025, that growth was offset by the $19.6 million decrease in market access fee revenue, as discussed above. In addition, the increase in online reimbursements revenue of $79.5 million resulted in zero operating income as an equal amount is also recorded as expense, as discussed above.

Net Income

Net income increased $1,307.7  million  for the three months ended  September 30, 2025 , compared to the prior year comparable period, primarily due to the following: (i) a $1,748.0 million gain on the FanDuel Equity Sale in the third quarter of 2025; offset by (ii) a $360.3 million increase in the income tax provision primarily driven by the FanDuel Equity Sale; and offset by (iii) the $80.2 million decrease in operating income, as discussed above.

Net income in creased $1,292.6 million  for the nine months ended September 30, 2025, compared to the prior year comparable period, primarily due to the following: (i) a $1,748.0 million gain on the FanDuel Equity Sale in the third quarter of 2025; offset by (ii) a $358.7 million increase in the income tax provision primarily driven by the FanDuel Equity Sale; and offset by (iii) the $84.5 million decrease in operating income, as discussed above.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  65% of revenues for the  three and nine months ended September 30, 2025, respectively, and 67% of revenues for the three and nine months ended September 30, 2024, respectively. Online reimbursements revenues, which include reimbursements received from our third-party operators for gaming taxes and other expenses we pay under market access arrangements, represent our next most significant revenue source, generating  14% and 11%  of revenues for the three months ended  September 30, 2025  and 2024 , respectively, and 13% and 11% of revenues for the  nine months ended September 30, 2025 and 2024 , respectively. Food & beverage revenues, room revenues, online revenues, management fee revenues and other revenues each separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
REVENUES
Gaming	$657.4	$640.5	$1,967.5	$1,925.5
Food & beverage	75.6	72.7	227.9	222.4
Room	45.2	50.2	144.1	151.8
Online	26.9	38.1	106.0	94.7
Online reimbursements	138.7	103.2	402.2	322.7
Management fee	23.7	21.1	72.6	64.5
Other	36.9	35.4	109.6	107.7
Total revenues	$1,004.4	$961.2	$3,029.9	$2,889.3

DEPARTMENTAL OPERATING EXPENSES
Gaming	$259.7	$252.2	$765.3	$750.0
Food & beverage	67.5	62.7	196.4	187.9
Room	19.5	19.7	58.0	57.7
Online	17.8	11.9	50.4	30.6
Online reimbursements	138.7	103.2	402.2	322.7
Other	13.1	12.2	38.0	38.3
Total departmental operating expenses	$516.3	$461.9	$1,510.3	$1,387.2

MARGINS
Gaming	60.5%	60.6%	61.1%	61.0%
Food & beverage	10.7%	13.8%	13.8%	15.5%
Room	56.9%	60.8%	59.8%	62.0%
Online	33.8%	68.8%	52.5%	67.7%
Online reimbursements	0.0%	0.0%	0.0%	0.0%
Other	64.5%	65.5%	65.3%	64.4%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $16.8 million, or 2.6%, during the three months ended September 30, 2025, compared to the prior year comparable period, was primarily due to increases in slot handle of 4.1% and slot win of 3.9%.

Gaming revenues increased $42.0 million, or 2.2%, during the nine months ended September 30, 2025, compared to the prior year comparable period, and was primarily due to increases in slot handle of 3.1% and slot win of 2.7%.

Food & Beverage

Food & beverage revenues increased $2.8 million, or 3.9%, during the three months ended September 30, 2025, compared to the prior year comparable period, primarily due to an increase in average guest check of 10.1%, offset by a 4.5% decrease in food covers. Food & beverage margin for the three months ended September 30, 2025, decreased to 10.7% from 13.8% for the prior year comparable period, primarily due to a 14.6% increase in cost per cover.

Food & beverage revenues increased $5.5 million, or 2.5%, during the nine months ended September 30, 2025, compared to the prior year comparable period, primarily due to an increase in average guest check of 6.9%, offset by a 2.4% decrease in food covers. Food & beverage margin for the nine months ended September 30, 2025, decreased to 13.8% from 15.5% for the prior year comparable period, primarily due to a 9.3% increase in cost per cover.

Room

Room revenues decreased $5.0 million, or 9.9%, during the three months ended September 30, 2025, compared to the prior year comparable period, primarily due to declines in average daily rate and hotel occupancy rate of 3.5% and 2.4%, respectively. Room margin for the three months ended September 30, 2025, decreased to 56.9% from 60.8% for the prior year comparable period, primarily due to a 5.2% increase in cost per room.

Room revenues decreased $7.7 million, or 5.1%, during the nine months ended September 30, 2025, compared to the prior year comparable period, primarily due to a decline in average daily rate of 3.0%. Room margin for the nine months ended September 30, 2025, declined to 59.8% from 62.0% for the prior year comparable period, primarily due to a 3.3% increase in cost per room.

Online

Online revenues decreased $11.3 million during the three months ended September 30, 2025, compared to the prior year comparable period, driven by a $20.5 million decrease in revenue related to our market access agreements primarily due to the termination of certain agreements and entry into certain new agreements at lower rates than those terminated. Offsetting this decline is a $9.2 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Boyd Digital on September 1, 2024. Online margins for the three months ended September 30, 2025, decreased to 33.8% from 68.8% for the prior year comparable period, due primarily to the changes in our market access agreements during the current year quarter. The fees we receive under our market access agreements generate high margin revenues as we incur minimal costs related to such agreements. As such, the lower market access fees we now receive from the new agreements entered into during the third quarter of 2025 had an unfavorable impact on margins as compared to the prior year, and we expect these lower margins to continue.

Online revenues increased $11.3 million during the nine months ended September 30, 2025, compared to the prior year comparable period, primarily driven by a $30.8 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Boyd Digital on September 1, 2024 offset by a $19.6 million decrease in revenue related to our market access agreement changes, as discussed above. Similar to the three months ended September 30, 2025, compared to the prior year comparable period, margins declined during the nine months ended September 30, 2025, compared to the prior year comparable period, due to the changes in the market access agreements in the third quarter of 2025 that resulted in lower market access fees, as discussed above.

Online reimbursements

Online reimbursements revenues increased $35.5 million and $79.5 million during the three and nine months ended September 30, 2025, respectively, as compared to the prior year comparable periods, and represent an increase in reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Management fee

Management fee revenues during the three months ended September 30, 2025 and 2024 of $23.7 million and $21.0 million, respectively, and during the nine months ended September 30, 2025 and 2024 of $72.6 million and $64.5 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $1.5 million, or 4.1%, and $1.9 million, or 1.7%, during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods of the prior year.

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

The following table presents total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Total revenues
Las Vegas Locals	$210.8	$211.8	$662.7	$662.6
Downtown Las Vegas	53.2	53.3	165.8	164.5
Midwest & South	538.9	522.4	1,583.5	1,544.9
Online	165.6	141.3	508.2	417.4
Managed & Other	35.9	32.4	109.7	99.9
Total revenues	$1,004.4	$961.2	$3,029.9	$2,889.3

Adjusted EBITDAR (1)
Las Vegas Locals	$92.1	$96.4	$311.4	$316.1
Downtown Las Vegas	16.1	16.5	56.4	56.3
Midwest & South	201.6	196.9	586.2	573.3
Online	9.4	26.0	55.0	63.5
Managed & Other	26.3	22.5	79.5	70.5
Corporate expense	(23.7)	(21.7)	(71.4)	(68.4)
Adjusted EBITDAR	$321.8	$336.6	$1,017.1	$1,011.3

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Total revenues decreased by  $1.0 million, or  0.5% , during the three months ended  September 30, 2025 , as compared to the prior year comparable period. Room revenues declined $4.4 million over the prior year comparable period, primarily due to declines in hotel occupancy rate and average daily rate of 8.1% and 9.4%, respectively. Offsetting the decline, was an increase in gaming revenues of $2.2 million, which was primarily due to increases in slot win of 3.0% and slot handle of 3.2%. The current year quarter was impacted overall by softness in destination business with stronger play from our local customers.

Total revenues remained generally consistent at $662.7 million and $662.6 million during the nine months ended September 30, 2025, as compared to the prior year comparable period. Room revenues decreased $8.0 million primarily due to declines in hotel occupancy rate and average daily rate of 3.8% and 6.8%, respectively. The reduction in average daily rate and hotel occupancy rate was driven primarily from the prior year benefiting from the Super Bowl held in Las Vegas during the first quarter of 2024 and the softness in destination business during the third quarter of 2025. Offsetting this decline, was an increase in gaming revenues of $4.9 million primarily due to increases in slot win of 2.2% and slot handle of 1.9%. Food & beverage revenues increased $2.4 million which was attributable to a 1.4% increase in food covers and 7.4% increase in average guest check.

Adjusted EBITDAR decreased by  $4.3  million, or 4.4% , and  $4.7 million, or 1.5% , during the  three and nine months ended September 30, 2025 , respectively, as compared to the prior year comparable periods, due primarily to the revenue mix changes for the respective time periods discussed above, with higher margin room revenues decreasing from the prior year periods and lower margin food & beverage revenues increasing over the prior year periods.

Downtown Las Vegas

Total revenues remained generally consistent at $53.2 million and $53.3 million during the three months ended September 30, 2025 and 2024, respectively.

Total revenues increased by $1.2 million, or 0.7%, during the nine months ended September 30, 2025, as compared to the prior year comparable period, reflecting revenue increases in all departmental categories. Room revenues increased by $0.4 million primarily due to an increase in the hotel occupancy rate of 2.3%. Food & beverage revenue increased $0.4 million primarily due to an increase in average guest check of 4.7%. Gaming revenue increased $0.3 million, primarily due to an increase in table game drop of 2.3%. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market. The Hawaiian market represented approximately 54% and 55% of our occupied rooms in this segment during the nine months ended September 30, 2025 and 2024, respectively. Hawaiian visitation increased 2.9% during the nine months ended September 30, 2025, compared to the prior year comparable period.

Adjusted EBITDAR decreased by $0.4  million, or 2.4% , and increased by $0.1 million, or 0.2% , during the three and nine months ended September 30, 2025 , respectively, as compared to the prior year comparable periods. While revenues were generally even with the prior year in the third quarter of 2025, Adjusted EBITDAR declined as a decline in higher margin room revenues was partially offset by an increase in lower margin food & beverage revenues.

Midwest & South

Total revenues increased by $16.5 million, or 3.1%, during the three months ended September 30, 2025, as compared to the corresponding period of the prior year. Gaming revenues increased $13.8 million which was attributable to increases in slot handle of 5.0% and slot win of 4.3% over the prior year comparable period.

Total revenues increased by $38.6 million, or 2.5%, during the nine months ended September 30, 2025, as compared to the corresponding period of the prior year. Gaming revenues increased $34.7 million which was attributable to increases in table game hold of 5.5%, slot handle of 4.0% and slot win of 3.1% over the prior year comparable period. The increases were primarily driven by Treasure Chest, which opened its new land-based casino in June 2024.

Adjusted EBITDAR increased by $4.7 million, or 2.4%, and $12.9 million, or 2.3%, during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding prior year periods, due primarily to the gaming revenues increase, as discussed above.

Online

Online segment revenues increased $24.3 million during the three months ended September 30, 2025, compared to the prior year comparable period, primarily driven by an increase of $35.5 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $9.2 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Boyd Digital on September 1, 2024. Offsetting these increases is a $20.5 million decrease in revenue related to our market access agreements primarily due to the termination of certain agreements and entry into certain new agreements.

Online segment revenues increased  $90.8  million during the  nine months ended September 30, 2025 , compared to the prior year comparable period, primarily driven by an increase of $79.5 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $30.8 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Boyd Digital on September 1, 2024. Offsetting these increases, is a $19.6 million decrease in revenue related to the market access agreement changes, as discussed above.

Adjusted EBITDAR decreased $16.6 million and $8.6 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods of the prior year. As discussed earlier, there is an equal amount of expense recorded for the revenue related to the reimbursement of gaming taxes and other expenses, thus resulting in no impact to Adjusted EBITDAR. As such, the Adjusted EBITDAR decrease for the three and nine months ended September 30, 2025, is driven primarily by the reduction in revenue under our market access agreements offset by growth in Boyd Interactive's operations driven by the acquisition of Boyd Digital on September 1, 2024, all as discussed above.

Managed & Other
During the  three and nine months ended September 30, 2025 , total revenues increased by  $3.5 million and  $9.8 million, respectively, and Adjusted EBITDAR increased by $3.7 million, and  $9.1 million, respectively, as compared to the corresponding periods of the prior year, primarily due to a $2.7 million and $8.1 million increase in Sky River Casino management fees for the  three and nine months ended September 30, 2025 , respectively, as compared to the corresponding prior year periods.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Selling, general and administrative	$104.0	$102.4	$321.9	$315.7
Master lease rent expense	28.6	28.2	85.2	83.2
Maintenance and utilities	40.5	40.4	114.5	112.1
Depreciation and amortization	73.7	70.3	212.0	198.9
Corporate expense	30.6	27.6	95.9	88.3
Project development, preopening and writedowns	4.0	11.3	5.2	22.0
Impairment of assets	65.1	—	97.4	10.5
Other operating items, net	1.9	(0.9)	5.4	4.9

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, were  10.4% and 10.7% during the three months ended September 30, 2025 and 2024, respectively, and  10.6% and  10.9% during the nine months ended September 30, 2025 and 2024, respectively. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expense s, as a percentage of revenues, were favorably impacted by the increase in online reimbursements revenues over the prior year comparable period. Absent online reimbursements revenues, selling, general and administrative expenses, as a percentage of revenues, were consistent with prior year for both the three and nine month periods ended September 30, 2025 and 2024.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $28.6 million and $28.2 million during the three months ended September 30, 2025 and 2024, respectively, and  $85.2 million and  $83.2 million during the nine months ended September 30, 2025 and 2024, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained generally consistent at 4.0% and  4.2% during the three months ended September 30, 2025 and 2024, respectively, and  3.8% and  3.9% during the nine months ended September 30, 2025 and 2024, respectively. Similar to selling, general and administrative expenses, absent online reimbursements revenue, maintenance and utilities expenses , as a percentage of revenues, were consistent with prior year for both the three and nine month periods ended September 30, 2025 and 2024.

Depreciation and Amortization
Depreciation and amortization expenses were $73.7 million and $70.3 million during the  three months ended September 30, 2025 and 2024 , respectively, and $212.0 million and $198.9 million during the  nine months ended September 30, 2025 and 2024 , respectively. The increase for the three months ended September 30, 2025 as compared to the prior year, is primarily attributable to hotel room renovations at multiple properties with the increase for the nine months ended September 30, 2025, as compared to the prior year, driven by the new land-based casino at Treasure Chest, which opened in June 2024 and hotel room renovations at multiple properties.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was  3.0%  and  2.9% of revenues during the three months ended September 30, 2025 and 2024 , respectively, and 3.2% and 3.1% during the nine months ended September 30, 2025 and 2024, respectively . The growth in corporate expense was driven primarily by a $0.9 million and $4.7 million increase in share-based compensation expense for the three and nine month periods ended September 30, 2025, respectively, as compared to the prior year periods.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) realized losses arising from asset dispositions and asset disposal costs; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended September 30, 2025 , project development, preopening and writedowns included $3.9 million in preopening costs, primarily driven by our Norfolk, Virginia project. During the three months ended  September 30, 2024 , the Company incurred $8.1 million in asset writedowns and $3.2 million in project development and preopening cost. During the nine months ended September 30, 2025 , project development, preopening and writedowns included $6.5 million of preopening expenses and $1.2 million of asset writedowns offset by $2.5 million in insurance proceeds related to an asset disposition. During the nine months ended September 30, 2024 , the Company incurred $10.1 million in project development and preopening costs, primarily related to the opening of the Treasure Chest land-based casino, $9.0 million in asset writedowns and $3.0 million in demolition costs.

Impairment of Assets

During the nine months ended September 30, 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment.  In addition, as a result of our third quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $47.3 million for property and equipment related to our Midwest & South segment and $17.8 million for property and equipment related to our Las Vegas Locals segment. During the nine months ended September 30, 2024, as a result of our first quarter impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expenses

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Interest expense, net of capitalized interest and interest income	$31.8	$45.8	$128.7	$130.2
Average long-term debt balance (1)	2,470.6	3,020.2	3,136.5	2,944.4
Weighted average interest rates	5.1%	5.6%	5.3%	5.6%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2025, decreased $14.1 million, or 30.7%, from the prior year comparable period and is primarily driven by a decrease in the weighted average debt balance of $549.6 million and an approximate 50 basis point decrease in the weighted average interest rate. Interest expense, net of capitalized interest and interest income, and the weighted average debt balance were favorably impacted during the third quarter 2025 as a result of the FanDuel Equity Sale and the use of the proceeds to repay outstanding borrowings and retire the Term A Loan under the Credit Facility. Interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2025, decreased $1.5 million, or 1.2%, from the prior year comparable period primarily due to an approximate 30 basis point decrease in the weighted average interest rate offset by an increase in the weighted average debt balance of $192.1 million.

Early Extinguishments and Modifications of Debt

During the three and nine months ended September 30, 2025, the Company incurred $1.4 million in loss on early extinguishments of debt due to the full repayment and extinguishment of the Term A Loan with proceeds from the FanDuel Equity Sale. The $1.4 million incurred relates to the write-off of unamortized deferred finance charges associated with the Term A Loan.

Other, net

Included within Other, net for the three and nine months ended September 30, 2025, is the gain from the FanDuel Equity Sale.

Income Taxes

The effective tax rates during the nine months ended September 30, 2025 and 2024 were 22.3% and 24.0%, respectively. Our tax rate for the nine months ended September 30, 2025, was unfavorably impacted by state taxes, and nondeductible compensation, which were partially offset by excess tax benefits related to equity compensation and tax credits. During the nine months ended September 30, 2025, there was a one-time discrete charge related to the FanDuel Equity Sale which reduced our effective tax rate given specific state taxes that apply to the gain. Our tax rate for the nine months ended September 30, 2024, was unfavorably impacted by state taxes, nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by excess tax benefits and tax credits, as a component of the provision for income taxes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Certain provisions of the OBBBA such as the modification of limitation on business interest expense and the 100% bonus depreciation were included in our operating results for the nine months ended September 30, 2025. These changes did not have any significant impact to our effective tax rate, however, are expected to result in a reduction to our cash taxes for 2025.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $319.1 million and $316.7 million, respectively. In addition, we held restricted cash balances of $4.9 million and $4.7 million at September 30, 2025 and December 31, 2024, respectively. Our working capital deficit at September 30, 2025 and December 31, 2024, was $467.8 million and $61.2 million, respectively. The increase in our working capital deficit from December 31, 2024 to September 30, 2025 is driven by the income taxes on the FanDuel Equity Sale, which were not yet paid as of September 30, 2025.

We believe that current cash balances together with the available borrowing capacity under our Revolving Credit Facility (as defined in Indebtedness below) and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements, taxes on the FanDuel Equity Sale and maintenance capital expenditures. See Indebtedness below for further detail regarding funds available through our Credit Facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Net cash provided by operating activities	$701.4	$695.0

Cash flows from investing activities
Capital expenditures	(439.9)	(289.2)
Payments received on note receivable	—	0.2
Advances made under note receivable	(31.8)	—
Proceeds from sale of investment	1,758.0	—
Cash paid for asset acquisitions, net of cash received	(41.7)	(28.8)
Other investing activities	(9.3)	(2.7)
Net cash provided by (used in) investing activities	1,235.3	(320.5)

Cash flows from financing activities
Net (payments) borrowings under credit facility	(1,291.0)	148.3
Share-based compensation activities	(6.0)	(9.6)
Shares repurchased and retired	(593.0)	(483.2)
Dividends paid	(44.0)	(47.5)
Other financing activities	—	(0.1)
Net cash used in financing activities	(1,934.0)	(392.1)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	$2.6	$(17.7)

Cash Flows from Operating Activities

During the nine months ended September 30, 2025 and 2024, we generated consistent operating cash flows of $701.4 million and $695.0 million, respectively.

Cash Flows from Investing Activities

Our industry is capital intensive and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2025, we had net cash inflows provided by investing activities of $1,235.3 million comprised of the following: (i) $1,758.0 million of cash proceeds received from the FanDuel Equity Sale; offset by cash outflows of (ii) capital expenditures of $439.9 million, primarily related to our various guest room remodels, meeting and convention space renovations at Ameristar St. Charles, casino development in Norfolk, Virginia and new Cadence Crossing casino, slot machines, land, IT equipment and building projects at various properties; (iii) cash paid for asset acquisitions of $41.7 million; and (iv) advances made under a note receivable of $31.8 million. During the nine months ended September 30, 2024, we incurred net cash outflows for investing activities of $320.5 million comprised of capital expenditures of $289.2 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, slot machines, IT equipment and building projects at various properties. Investing cash outflow was also impacted by net cash paid of $28.8 million related to the acquisition of Resorts Digital.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash outflows from financing activities during the nine months ended September 30, 2025 are primarily driven by the net payments on the Credit Facility of $1,291.0 million. During the third quarter of 2025, the Company repaid amounts outstanding under the Revolving Credit Facility, including the full retirement of the Term A Loan, with the proceeds from the FanDuel Equity Sale. This repayment is offset by increased borrowings under the Credit Facility as we increased our share repurchase activity and capital expenditures by a combined total of $260.5 million over the nine months ended September 30, 2024. The net cash outflows from financing activities during the nine months ended September 30, 2024, primarily reflect share repurchases, incremental borrowings under our Credit Facility, share-based compensation and dividends paid.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

	September 30,	December 31,
(In millions)	2025	2024	Decrease
Credit facility	$9.3	$1,300.3	$(1,291.0)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Total long-term debt	1,909.3	3,200.3	(1,291.0)
Less current maturities	—	44.0	(44.0)
Long-term debt, net	$1,909.3	$3,156.3	$(1,247.0)

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	September 30,	December 31,
(In millions)	2025	2024
Revolving Credit Facility	$—	$475.0
Term A Loan	—	759.0
Swing Loan	9.3	66.3
Total outstanding principal amounts	$9.3	$1,300.3

The Company used the $1,758.0 million cash proceeds from the FanDuel Equity Sale, as discussed in Note 1, Summary of Significant Accounting Policies, to pay down the then outstanding Credit Facility debt, which consisted of $915.0 million on the Revolving Credit Facility, $726.0 million on the Term A Loan and $39.9 million on the Swing Loan. The full repayment of the outstanding Term A Loan extinguished the Term A Loan under the Credit Facility.

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $9.3 million in borrowings outstanding on the Swing Loan, and $12.7 million allocated to support various letters of credit, there was a remaining contractual availability under the Credit Facility of $1,428.0 million as of September 30, 2025.

The blended interest rate for outstanding borrowings under the Credit Facility was 6.2% at both September 30, 2025 and December 31, 2024.

Debt Service Requirements

Debt service requirements under the Credit Facility include monthly to quarterly interest payment obligations, depending on the rates we lock in, for the unused line interest payments and any outstanding borrowings under the Revolving Credit Facility, including the Swing Loan. As of September 30, 2025, the Term A Loan under the Credit Facility was fully repaid. Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon a fixed annual interest rate of 4.750%) and principal repayments of our $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") and our $0.9 billion aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Senior Notes due 2031").

Covenant Compliance

As of September 30, 2025, we were in compliance with the financial covenants of our debt instruments.

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

Guarantor Financial Information

In connection with the issuance of our 4.750% Senior Notes due 2027 and our 4.750% Senior Notes due 2031 (collectively, the "Guaranteed Notes" or "Senior Notes"), certain of the Company's wholly owned subsidiaries (the "Guarantors") provide guarantees under those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

Summarized combined balance sheet information for the parent company and the Guarantors is as follows:

	September 30,	December 31,
(In millions)	2025	2024
Current assets	$456.0	$493.6
Noncurrent assets	11,627.3	10,462.7
Current liabilities	894.3	543.6
Noncurrent liabilities	2,953.6	4,198.9

Summarized combined results of operations for the parent company and the Guarantors is as follows:

Nine Months Ended
(In millions)	September 30, 2025
Revenues	$2,939.4
Operating income	1,187.3
Income before income taxes	2,818.0
Net income	2,325.4

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024 and July 17, 2025. As of September 30, 2025, we were authorized to repurchase up to an additional $547.4 million in shares of our common stock under the Share Repurchase Program. We repurchased 1.9 million shares and 3.5 million shares during the three months ended September 30, 2025 and 2024, respectively, and 7.8 million and 8.3 million shares during the nine months ended September 30, 2025 and 2024, respectively.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 7, 2023	December 22, 2023	January 15, 2024	$0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
August 12, 2025	September 15, 2025	October 15, 2025	0.18

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

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. In 2025, we expect to spend an additional $100 million in growth projects, which includes the recently opened expansion of meeting and convention space at Ameristar St. Charles and construction of a new casino, Cadence Crossing. This new 10,000 square foot casino featuring 450 slots and several restaurants will replace our Jokers Wild casino and will be built on the site that currently holds our Jokers Wild casino.

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We plan to open a modest transitional casino in November 2025 and the resort, featuring a 65,000 square-foot casino, a 200-room hotel, eight food and beverage outlets and other amenities, in late 2027. We expect to spend $150 million on this project in 2025.

During the nine months ended September 30, 2025, the Company spent approximately $440 million of the total estimated $600 million of capital spend expected in 2025.

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

As of September 30, 2025, our long-term variable-rate borrowings represented approximately 0.5% of total long-term debt. Based on September 30, 2025 debt levels, a 100 basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $0.1 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2025.

			Total Number of Shares
			Purchased as Part	Approximate Dollar Value
	Total Number of	Average Price Paid	of a Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Per Share	Announced Plan	Under the Plan
July 1, 2025 through July 31, 2025	422,827	$82.77	422,827	$672,459,216
August 1, 2025 through August 31, 2025	728,615	83.90	728,615	611,325,986
September 1, 2025 through September 30, 2025	752,169	84.92	752,169	547,448,901
Total	1,903,611	$84.05	1,903,611	547,448,901

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

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2025.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting and
Chief Accounting Officer