Form 10-K
period 2025-12-31
BOYD GAMING CORP
filed 2026-02-20
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $4.3 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2026
Common stock, $0.01 par value	75,492,204

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Form 10-K.

BOYD GAMING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART I

ITEM 1.    Business

Overview

Boyd Gaming Corporation (the "Company," the "Registrant," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975. Headquartered in Las Vegas, we operate 27 brick-and-mortar gaming entertainment properties ("gaming entertainment properties") in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania and Virginia. In addition, we own and operate Boyd Interactive, a business-to-business (“B2B”) and business-to-consumer (“B2C”) online casino gaming business in the United States and Canada. Through a management agreement with Wilton Rancheria, we also manage the Sky River Casino, which is located in California. On November 7, 2025, the Company, as developer and manager, opened a transitional casino in Norfolk, Virginia. The permanent casino resort is expected to open in late 2027. On November 9, 2025, the Company permanently closed the Sam's Town Tunica property.

In 2018, we acquired a five percent ownership in FanDuel Group Parent, LLC ("FanDuel"), the nation’s leading sports-betting operator. On July 10, 2025, Boyd Interactive Gaming Holdings, L.L.C. ("Boyd Interactive Holdings"), a wholly owned subsidiary of Boyd Gaming, entered into a definitive agreement ("Purchase Agreement") with TSE Holdings Ltd. ("Parent") and FanDuel, pursuant to which Parent agreed to purchase Boyd Interactive Holding's five percent equity interest (the "Equity Interest") in FanDuel, and Boyd Gaming and FanDuel, or their respective affiliated entities, agreed to enter into certain commercial arrangements. On July 31, 2025, pursuant to the Purchase Agreement, Boyd Interactive Holdings completed the sale of its Equity Interest to Parent for aggregate cash consideration of $1,758.0 million. In connection with the sale of the Equity Interest, Boyd Gaming and FanDuel or their respective affiliated entities terminated certain of their existing agreements related to their strategic partnership and entered into certain new agreements (collectively, the "FanDuel Market Access Agreements").

Through the FanDuel Market Access Agreements and market access agreements with other online operators, and subject to state law and regulatory approvals, we offer online sports wagering in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri, Ohio (through June 30, 2025) and Pennsylvania as well as online casinos in Pennsylvania.

We continually work to position our Company for greater success by strengthening our existing operations and growing through acquisitions, capital investments and other strategic initiatives. Our operating strategy is focused on building loyalty with core customers, operating efficiently and delivering long-term value for our shareholders. Our operating model is focused on maximizing gaming revenues, streamlining our cost structure, targeting our marketing investments and reducing lower margin offerings, which allows us to flow a higher percentage of our revenues to the bottom line. Through our Team Members' commitment to "Boyd Style" customer service, we believe our business is differentiated from our competitors and that we deliver a customer experience that fosters long-term loyalty.

In addition, we believe the following factors have contributed to our success in the past and are central to our success in the future:

•	we have an experienced management team;

•	our operations are geographically diversified;

•	we are focused on building loyalty and driving growth with our core customers, a valuable customer segment in our business;

•	our Las Vegas Locals properties are well-positioned to capitalize on the attractive Las Vegas locals market;

•	three of our properties are located in the downtown Las Vegas market and also market to a unique niche - Hawaiian customers;

•	we have used our increased free cash flow to strengthen our balance sheet, invest in our properties and return capital to shareholders; and

•	we have the ability to expand certain existing properties, develop new properties and to act opportunistically to make strategic acquisitions.

Properties

We view each of our 27 gaming entertainment properties and our online gaming operations as an operating segment. For financial reporting purposes, we aggregate these operations into four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Online segment includes the operating results of our online gaming operations through market access agreements with third parties throughout the United States and the operations of Boyd Interactive. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management agreement with Wilton Rancheria and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner") with 973 gaming units in 177 locations across the state of Illinois as of December 31, 2025.

For financial information related to our segments as of and for the three years in the period ended December 31, 2025, see Note 14, Segment Information, to our consolidated financial statements presented in Part II, Item 8.

As of December 31, 2025, we operated 27 gaming entertainment properties offering a total of 1,730,321 square feet of casino space, 27,267 slot machines, 600 table games and 10,146 hotel rooms. We derive the majority of our revenues from gaming at our gaming entertainment properties and Lattner, which generated approximately 64% and 66% of our revenues in 2025 and 2024, respectively. Online reimbursements revenues, which include reimbursements received from our third-party operators for gaming taxes and other expenses we pay under the market access agreements, represent our next most significant revenue source, generating 14% and 11% of our revenues in 2025 and 2024, respectively. Food & beverage revenues, room revenues, online revenues, management fee revenues and other revenues separately contributed 8% or less of revenues in each of 2025 and 2024.

The following table sets forth certain information regarding our gaming entertainment properties (listed by Reportable Segment classification) as of and for the year ended December 31, 2025:

		Year
		Opened	Casino					Average
		or	Space	Slot	Table	Hotel	Hotel	Daily
	Location	Acquired	(Sq. ft.)	Machines	Games	Rooms	Occupancy	Rate
Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, NV	2004	88,915	1,424	43	705	54%	$61
The Orleans Hotel and Casino	Las Vegas, NV	2004	135,460	1,840	51	1,885	62%	$66
Sam's Town Hotel and Gambling Hall	Las Vegas, NV	1979	120,681	1,399	12	645	46%	$72
Suncoast Hotel and Casino	Las Vegas, NV	2004	95,898	958	20	427	68%	$93
Eastside Cannery Casino and Hotel (2)	Las Vegas, NV	2016	N/A	N/A	N/A	N/A	N/A	N/A
Aliante Casino + Hotel + Spa	North Las Vegas, NV	2016	125,000	1,373	25	202	88%	$102
Cannery Casino Hotel	North Las Vegas, NV	2016	86,000	1,129	18	200	66%	$80
Jokers Wild	Henderson, NV	1993	23,698	335	N/A	N/A	N/A	N/A
Downtown Las Vegas
California Hotel and Casino	Las Vegas, NV	1975	34,403	770	18	779	78%	$52
Fremont Hotel & Casino	Las Vegas, NV	1985	43,414	778	21	447	75%	$55
Main Street Station Hotel and Casino	Las Vegas, NV	1993	26,918	503	7	406	65%	$53
Midwest & South
Par-A-Dice Casino (1)	East Peoria, IL	1996	26,116	565	18	202	59%	$87
Belterra Casino Resort (1)(3)	Florence, IN	2018	70,232	823	25	662	39%	$97
Blue Chip Casino Hotel Spa (1)	Michigan City, IN	1999	65,000	1,307	22	486	51%	$95
Diamond Jo Casino (1)	Dubuque, IA	2012	41,408	706	17	N/A	N/A	N/A
Diamond Jo Worth (1)	Northwood, IA	2012	38,630	799	19	102	55%	$112
Kansas Star Casino (1)	Mulvane, KS	2012	70,010	1,246	42	N/A	N/A	N/A
Amelia Belle Casino (1)	Amelia, LA	2012	27,484	599	11	N/A	N/A	N/A
Delta Downs Racetrack Hotel & Casino (1)	Vinton, LA	2001	45,000	1,434	N/A	370	49%	$79
Evangeline Downs Racetrack & Casino (1)	Opelousas, LA	2012	39,208	1,026	N/A	N/A	N/A	N/A
Sam's Town Shreveport (1)	Shreveport, LA	2004	29,285	754	14	514	40%	$83
Treasure Chest Casino (1)	Kenner, LA	1997	47,000	955	33	N/A	N/A	N/A
IP Casino Resort Spa (1)	Biloxi, MS	2011	85,340	1,171	43	1,088	67%	$81
Sam's Town Hotel and Gambling Hall Tunica (1)(4)	Tunica, MS	1994	N/A	N/A	N/A	N/A	N/A	N/A
Ameristar Casino * Hotel Kansas City (3)	Kansas City, MO	2018	140,000	1,597	45	184	72%	$93
Ameristar Casino * Resort * Spa St. Charles (3)	St. Charles, MO	2018	128,758	1,774	46	397	76%	$100
Belterra Park (1)(3)	Cincinnati, OH	2018	56,863	1,020	N/A	N/A	N/A	N/A
Valley Forge Casino Resort (1)	King of Prussia, PA	2018	36,000	850	50	445	29%	$109
The Interim Gaming Hall (5)	Norfolk, VA	2025	3,600	132	N/A	N/A	N/A	N/A
Total			1,730,321	27,267	600	10,146

N/A = Not Applicable

(1) These properties feature FanDuel-branded sportsbooks.

(2) Company began demolition of the property during the fourth quarter of 2025.

(3) Property is subject to a master lease agreement with a real estate investment trust.

(4) Property permanently closed on November 9, 2025.

(5) Property opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements.

We also own a travel agency in Hawaii. Financial results for the travel agency are included in our Downtown Las Vegas segment, as our Downtown Las Vegas properties focus marketing efforts on gaming customers from Hawaii.

Las Vegas Locals Properties

Our Las Vegas Locals segment consists of seven operating casinos and one closed casino that primarily serve the resident population in the Las Vegas metropolitan area. Las Vegas has historically been characterized by a vibrant economy and strong demographics that include a large population of retirees and other active gaming customers. In recent years, the Las Vegas economy has strengthened, as reflected in the positive trends in employment, construction activity and average weekly wage growth. Our Las Vegas Locals segment competes directly with other locals casinos and gaming companies, some of which operate larger casinos and offer different promotions than ours. The target markets for our Las Vegas Locals segment consists primarily of local residents and visitors to the Las Vegas area.

Gold Coast Hotel and Casino

Gold Coast Hotel and Casino ("Gold Coast") is located on Flamingo Road, approximately one mile west of the Las Vegas Strip and one-quarter mile west of Interstate 15, the major highway linking Las Vegas and southern California. Its location offers easy access from the entire Las Vegas Valley. Gold Coast's amenities include 705 hotel rooms and suites along with meeting facilities, multiple restaurant options and a 70-lane bowling center.

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

Suncoast Hotel and Casino

Suncoast Hotel and Casino ("Suncoast") is located in Peccole Ranch, a master-planned community adjacent to Summerlin, and is readily accessible from most major points in Las Vegas, including downtown and the Las Vegas Strip. Suncoast features 427 hotel rooms, multiple restaurant options, banquet and meeting facilities, 16 stadium-seating movie theaters, a 64-lane bowling center, and a newly remodeled sportsbook. We are currently modernizing the public spaces at Suncoast with nearly half of the casino floor completed.

Eastside Cannery Casino and Hotel

Eastside Cannery Casino and Hotel ("Eastside Cannery") has been closed to the public since March 18, 2020. During the fourth quarter of 2025, the Company began demolition of the proeprty.

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

Jokers Wild

Located in Henderson, the Jokers Wild is approximately 14 miles from the Las Vegas Strip and includes slots, a sportsbook and dining options. The principal customers of this property are Henderson residents, including the rapidly growing adjacent community of Cadence. The Company is in the process of building a new casino on the current Jokers Wild site. The new casino will be Cadence Crossing and will replace the existing Jokers Wild casino upon opening. Cadence Crossing will feature a 10,000 square foot casino, 450 slots and several restaurants, and is expected to open in late March 2026.

Downtown Las Vegas Properties

Our three Downtown Las Vegas properties directly compete with nine other casinos that operate in downtown Las Vegas. As such, we have developed a distinct niche for our downtown properties by focusing on customers from Hawaii. Our downtown properties focus their marketing on gaming enthusiasts from Hawaii as well as tour and travel agents in Hawaii with whom we have cultivated relationships since we opened our California Hotel and Casino (the "Cal" or "California") in 1975. We have strong relationships with Hawaiian travel agencies and offer affordable all-inclusive packages. These relationships, combined with our Hawaiian promotions, have allowed the Cal, Fremont Hotel & Casino ("Fremont") and Main Street Station Hotel and Casino ("Main Street Station") to capture a significant share of the Hawaiian tourist trade in Las Vegas. During the year ended December 31, 2025, patrons from Hawaii comprised approximately 75% of the occupied room nights at the Cal, 37% of the occupied room nights at Fremont, and 45% of the occupied room nights at Main Street Station.

California Hotel and Casino

The Cal's amenities include 779 hotel rooms, multiple dining options, a sportsbook and meeting space. The Cal and Main Street Station are connected by an indoor pedestrian bridge.

Fremont Hotel & Casino

Fremont is adjacent to the principal pedestrian thoroughfare in downtown Las Vegas, known as the Fremont Street Experience. The property's amenities include 447 hotel rooms, a contemporary new food hall and other dining options and meeting space.

Main Street Station Hotel and Casino

Main Street Station's amenities include 406 recently remodeled hotel rooms and two restaurants. In addition, Main Street Station features a 96-space recreational vehicle park, the only such facility in the downtown area.

Midwest & South Properties

Our Midwest & South properties consist of six land-based casinos, five dockside riverboat casinos, three racinos and three barge-based casinos that operate in ten states predominantly in the midwest and southern United States. Generally, these states allow casino gaming on a limited basis through the issuance of a limited number of gaming licenses. Our Midwest & South properties primarily serve customers within a 100-mile radius and compete directly with other casino facilities operating in their respective immediate and surrounding market areas, as well as with gaming operations in surrounding jurisdictions. Online sportsbooks are operated under the respective property gaming license of certain of our Midwest & South properties pursuant to market access agreements with other online partners.

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

Belterra Casino Resort

Belterra Casino Resort ("Belterra Resort") is a dockside riverboat casino located in Florence, Indiana, approximately 50 miles from downtown Cincinnati, Ohio, 70 miles from Louisville, Kentucky, 60 miles from Lexington, Kentucky and 115 miles from Indianapolis, Indiana. Belterra Resort features 608 hotel rooms, a FanDuel branded sportsbook, a spa, a 1,600-seat showroom, banquet room and an 18-hole championship golf course. The real estate utilized by Belterra Resort is subject to a Master Lease with Gaming and Leisure Properties, Inc. ("GLPI"). Ogle Haus Inn, a 54-room boutique hotel that we lease from GLPI, is operated by us and located near Belterra Resort.

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

Amelia Belle Casino

The Amelia Belle Casino ("Amelia Belle") is located in south-central Louisiana and is a three-level dockside riverboat with gaming, including a FanDuel branded sportsbook, dining options and a banquet room.

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

Evangeline Downs operates two Off Track Betting ("OTB") locations in Henderson and St. Martinville, Louisiana. Each OTB offers simulcast pari-mutuel wagering and video poker. Under Louisiana's racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of the Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

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

Treasure Chest Casino

Treasure Chest Casino ("Treasure Chest") is a land-based casino facility located near Lake Pontchartrain in the western suburbs of New Orleans, Louisiana. Located approximately five miles from the New Orleans International Airport, Treasure Chest primarily serves residents of suburban New Orleans. The single-level facility features a 47,000-square-foot casino, several new restaurants and bars, nearly 7,300 square feet of convention and meeting space and a FanDuel branded sportsbook.

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

Sam's Town Hotel and Gambling Hall Tunica

Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica") was permanently closed on November 9, 2025. The property was a barge-based casino located in Tunica County, Mississippi. At the time of closure, Sam's Town Tunica offered 39,740 square feet of casino space with 534 slots and seven table games, 335 hotel rooms, a FanDuel branded sportsbook, multiple dining venues, a recreational vehicle park, and entertainment venues.

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

Ameristar Casino * Resort * Spa St. Charles

Ameristar Casino * Resort * Spa St. Charles ("Ameristar St. Charles") is a barge-based casino located in St. Charles along the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located along the western bank of the Missouri River. The property features a AAA Four Diamond full-service luxury suite hotel with 397 rooms, an indoor-outdoor pool, several dining venues and bars, an entertainment venue, a full-service luxury day spa, a TopGolf Swing Suite and a newly remodeled and expanded conference and meeting center. The real estate utilized by Ameristar St. Charles is subject to a Master Lease with GLPI.

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

The Interim Gaming Hall

The Interim Gaming Hall is a variable interest entity consolidated in our financials and is a land-based casino located in Norfolk, Virginia. The transitional casino opened on November 7, 2025 with 132 slot machines. The permanent casino resort, featuring a 65,000 square-foot casino, a 200-room hotel, multiple food and beverage outlets and other amenities is expected to open in late 2027.

Online

Boyd Interactive

Boyd Interactive is an innovative online gaming technology company that provides proprietary solutions on both a B2B and B2C basis in regulated markets across the United States and Canada. Under the Stardust brand, we offer B2C online casino gaming in New Jersey, Pennsylvania and the Canadian province of Ontario. Through Boyd Digital, we also offer online casino gaming under the Resorts Casino and Mohegan Sun brands. We also offer online social gaming via the Boyd Interactive platform in the United States and Ontario. Our B2B customers in the United States and Canada license our platform for use in their online casino offerings.

Online Sports Betting

Through our strategic partnerships with third-party market access partners, we offer online sports wagering in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri, Ohio (through June 30, 2025) and Pennsylvania.

Management Agreement

We have a management agreement with Wilton Rancheria, a federally recognized Native American tribe, to manage the Sky River Casino, a gaming entertainment complex, located southeast of Sacramento, California. Sky River Casino has over 2,100 slot machines and over 80 table games with 18 food and beverage options and live entertainment. The Sky River Casino is currently expanding its amenities in two phases. The first phase of the expansion will add 400 slots and a 1,600-space parking garage and is expected to be completed in the first quarter of 2026. The second phase of the expansion will include a 300-room hotel, two additional food and beverage outlets, a day spa, and an entertainment and events center. The second phase is expected to be completed in mid-2027.

Competition

Our properties generally operate in highly competitive environments. We compete against other gaming companies as well as online gaming and other hospitality, entertainment and leisure companies. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in and around our markets, including Native American casinos and online gaming operators, and other forms of gaming, such as lotteries. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming entertainment properties, and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects.

Frequent Player Loyalty Program

Boyd Rewards

We have established a nationwide branding and loyalty program. Our players can use their "Boyd Rewards" cards to earn and redeem points. The program has five player tiers - Ruby, Sapphire, Emerald, Onyx and Titanium. The "Boyd Rewards" loyalty program, among other benefits, rewards players for their loyalty and allows players to qualify for promotions, earn rewards toward slot, video poker, or table games play and redeem points for complimentary slot play, food & beverage, hotel rooms and other free goods and services. Benefits for certain tiers of our loyalty program include annual vacations and gifts of luxury jewelry, electronics and other items.

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

Human Capital and Labor Relations

As of December 31, 2025, we had 16,009 employees ("Team Members"), including 15,170 Team Members at our properties and 839 Team Members in our corporate function. We have collective bargaining agreements with six unions covering 989 employees.

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

We have formal, annual goal setting and performance review processes to drive engagement, performance and retention. Our commitment to Team Member engagement is evidenced by our average Team Member service tenure of 7.9 years. In our most recent survey, 78% of Team Members reported high levels of job satisfaction.

Corporate Social Responsibility ("CSR")

We believe our Company's CSR initiatives are consistent with our values and an integral part of our success as a Company. Dating back to our Company’s founding, we strive to share our success with others, treating every stakeholder of our Company with respect and integrity, and making sure that our home communities are better places because we are a part of them.

We believe our long-term success is intertwined with healthy and vibrant communities. We look to invest in our communities, providing donations each year to non-profit organizations across the United States. When crises or natural disasters impact our communities, we have actively supported our neighbors and Team Members in need.

We strive to be an employer of choice and create a welcoming workplace environment. Our commitment to being an employer of choice has been recognized by US News & World Report, which named Boyd Gaming one of "America's Best Companies to Work For" in 2025. Additionally, our Company's CSR initiatives were recognized by Newsweek magazine, which named us one of "America's Most Responsible Companies" in 2025.

We are committed to promoting responsible gaming throughout our operations and our marketing efforts, and to helping provide assistance to those who need help. We provide support to problem gambling and responsible gaming organizations across the country, require all Team Members to participate in annual responsible gaming awareness training and post prominent signage throughout our properties providing problem gambling helpline information. We also ensure all advertising and marketing includes information on problem gambling and additional information is available to our customers at our properties.

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

Available Information

We file annual, quarterly, current and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an Internet site, at https://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our SEC filings are available on the SEC’s website. You also may read and copy reports and other information filed by us at the office of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005. A copy of this Annual Report on Form 10-K will be provided to a stockholder, with exhibits, without charge upon written request to Boyd Gaming Corporation, 6465 South Rainbow Boulevard, Las Vegas, Nevada 89118, (702) 792-7200, Attn: David Strow, Vice President, Corporate Communications.

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

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "could," "would," "estimate," "pursue," "target," "project," "intend," "plan," "seek," "should," "assume," and "continue," or the negative thereof or comparable terminology. Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, statements regarding the factors listed below. The following factors, along with the Risk Factors included in Part I, Item 1A of this Form 10-K, could affect future results and cause those results to differ materially from those expressed in the forward-looking statements:

•	the general effect and expectation of the national and global economy on our business, including but not limited to interest rates and inflationary pressures, as well as the economies where each of our properties are located;
•	our business model, areas of focus and strategy for driving business results;
•	our ability to maintain the integrity of our information technology systems and to protect our internal information;
•	competition, including expansion of gaming into additional markets including online gaming, our ability to respond to such competition, and our expectations regarding continued competition in the markets in which we compete;
•	our expectations regarding the expansion of sports betting and online wagering;
•	our expectations regarding future trends affecting the gaming industry and the impact of these trends on growth in our industry, future development opportunities, and merger and acquisition activity in general;
•	our compliance with government regulations, including our ability to receive and maintain necessary approvals for our projects;
•	the sufficiency of our cash flows from operating activities and financing sources to meet our projected operating and maintenance capital expenditures for the next twelve months;
•	impacts caused by public health emergencies and man-made or natural disasters we may encounter;
•	our ability to incur additional indebtedness, our ability to refinance or pay amounts outstanding under our credit agreement and our unsecured notes when they become due, our compliance with related covenants, and our expectation that we will need to refinance all or a portion of our indebtedness at or before maturity;
•	our belief that all pending litigation claims, if adversely decided, will not have a material effect on our business, financial position, results of operations or cash flows;
•	our estimates and expectations regarding anticipated taxes, tax credits or tax refunds;
•	our asset impairment analyses and our intangible asset and goodwill impairment tests; and
•	the likelihood of interruptions to our rights in the land we lease under long-term leases for certain of our hotels and casinos.

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

In 2008, we experienced a profound reduction in consumer demand as a result of the economic recession in the U.S. economy, and we are now experiencing the impacts of inflation and other economic factors, which are significantly impacting customer visitations and business revenue. Consumer spending habits changed significantly due to the recession in 2008, and we expect that consumer behavior due to inflation and other economic factors may be similarly altered for an extended period of time. Because our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an ongoing economic downturn could materially adversely affect our operating results and financial condition.

Failure to maintain the integrity of our information technology systems, protect our internal information, or comply with applicable privacy and data security regulations could adversely affect us.

We rely extensively on our computer systems to process customer transactions, manage customer and employee data, and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer and employee data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees, including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business, financial condition, and results of operations. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmitting, and storing customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats, and disruptions in our computer systems can occur notwithstanding the data security measures and disaster recovery plans that we have in place. Further, our systems are not fully redundant, and our disaster recovery planning cannot account for all possible scenarios. The cost and operational consequences of implementing further data security measures could be significant.

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

Additionally, the collection of customer and employee personal information imposes various privacy compliance-related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal data are governed by privacy laws and regulations enacted by the various states, the United States federal government, and various foreign jurisdictions. Privacy laws and regulations continue to evolve and on occasion may be inconsistent between jurisdictions. For example, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020, collectively, the "CCPA"), provides to California consumers certain access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Compliance with the CCPA may require us to incur significant costs and expenses. Similar laws have been passed or proposed in other states and at a federal level, reflecting a trend toward more stringent privacy legislation in the United States. In addition to fines and penalties that may be imposed for failure to comply with state law, some states provide for private rights of action to customers for misuse of or unauthorized access to personal information.

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

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous gaming entertainment properties. We also compete with other non-gaming resorts and vacation destinations and with various other casino and entertainment businesses, including online gaming websites and mobile applications, and could compete with any new forms of gaming that may be legalized in the future. For example, there has been recent expansion of sports betting in various states with legislation allowing for sports betting in casinos and/or online. Expansion of traditional and online gaming in jurisdictions where we do not operate could create additional competition. The casino entertainment business is characterized by competitors that vary considerably in their size, type of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, amenities, management talent and geographic diversity. We face competition from nearby markets in addition to direct competition within our market areas.

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

In accordance with the authoritative accounting guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We also test our long-lived assets for impairment if a triggering event occurs. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1. Impairment charges of $128.4 million, $10.5 million and $107.8 million were recorded as a result of our 2025, 2024 and 2023 impairment tests and triggering event reviews, respectively.

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

We can give no assurance that any additional licenses, permits and approvals that may be required will be granted or that existing ones will be renewed. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary could have a material adverse effect on us.

We are subject to extensive taxation policies, which may harm our business.

From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. For example, the federal government has considered a federal tax on casino revenues. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in the applicability or administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Snowstorms and other adverse weather conditions have interrupted our operations, damaged our properties and reduced the number of customers who visit our facilities in an affected area. Likewise, some of our properties have been forced to close for extended periods due to floods and hurricanes, and certain of our properties are in areas that have been identified by the director of the Federal Emergency Management Agency ("FEMA") as a special flood hazard area. If there is a prolonged disruption at any of our properties due to natural disasters or other catastrophic weather events, our business, results of operations and financial condition could be materially adversely affected. In addition, the operations of critical suppliers could be negatively impacted by severe weather conditions, which could adversely affect our business.

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

The California, Fremont and Main Street Station draw a substantial portion of their customers from the Hawaiian market, with such customers historically comprising approximately half of the room nights sold at each property. Decreases in discretionary consumer spending, as well as an increase in fuel costs or transportation prices, a decrease in airplane seat availability, or a deterioration of relations with tour and travel agents, particularly as they affect travel between the Hawaiian market and our facilities, could adversely affect our business, financial condition and results of operations.

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

Some of our hotels and casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases, and we could lose possession of the affected hotel and/or casino.

We lease certain property on which our hotels and gaming facilities are located. As a lessee, we have the right to use the leased land, including the structures on such land; however, we do not retain fee ownership in the property. Accordingly, we have no interest in the land or improvements thereon at the expiration of the lease. Moreover, since we do not completely control the land underlying such property, a landowner could take certain actions to disrupt our rights in the land leased under a long-term lease. While such interruption is unlikely, such events are beyond our control. If the entity owning any property chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business, financial condition and results of operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases, and we could lose possession of the affected property, including the underlying land, hotels and casinos. This could have a material adverse effect on our business, financial condition and results of operations. In addition, if some of our leased facilities are unprofitable, we could remain obligated for lease payments and other obligations under the leases even if we withdrew from those locations.

Risks Related to our Indebtedness

We have incurred a significant amount of indebtedness in the past and may incur significant indebtedness in the future, which could adversely affect our business and financial condition.

In the past, we have incurred significant indebtedness to fund the growth and development of our business. We and our subsidiaries had approximately $2.1 billion of long-term debt on a consolidated basis as of December 31, 2025, which approximately $0.2 billion was outstanding under the Credit Facility (as defined below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Indebtedness"), and excluded approximately $12.7 million in aggregate outstanding letters of credit. In addition, an aggregate amount of approximately $1,276.6 million was available for borrowing under the Revolving Credit Facility (as defined below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Indebtedness") as of December 31, 2025.

We and our subsidiaries may incur substantial additional indebtedness in the future, including under our Credit Facility or in connection with expansion, development, investment or other strategic initiatives. Our future ability to satisfy any debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. If new debt is added to our consolidated debt levels, the risks associated with our indebtedness could increase, and substantial debt obligations could have negative consequences to our business, including increasing our vulnerability to adverse economic or industry conditions and requiring us to dedicate a significant portion of our cash flows to debt service rather than to operating or growth initiatives.

The terms of our Credit Facility and other debt instruments do not fully prohibit us or our subsidiaries from incurring additional indebtedness, and borrowings under the Credit Facility could be effectively senior to other indebtedness to the extent of the value of the collateral securing such borrowings.

Note 7, Long-Term Debt, included in the notes to our audited consolidated financial statements presented in Part II, Item 8, contains further disclosure regarding our current outstanding debt. In addition, Note 16, Subsequent Events, includes further disclosure regarding our Amended and Restated Credit Agreement entered into on January 21, 2026.

The restrictive covenants in our Credit Facility and other debt instruments may limit our operational and financial flexibility, and failure to comply with these covenants could adversely impact our business.

Our current debt instruments contain, and any future debt instruments are likely to contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. These covenants restrict our ability to, among other things: incur additional debt, including providing guarantees or credit support; incur liens securing indebtedness or other obligations; make certain investments; dispose of assets; make certain acquisitions; pay dividends or make distributions and make other restricted payments; enter into sale and leaseback transactions; engage in new businesses; and enter into transactions with our stockholders and our affiliates.

In addition, our Credit Facility contains certain financial covenants, including, without limitation, covenants requiring us to maintain: (i) a minimum consolidated interest coverage ratio on a quarterly basis of 2.50 to 1.00, and (ii) a maximum Consolidated Total Net Leverage Ratio ("CTNL Ratio") on a quarterly basis. The CTNL Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement and must be no higher than 4.50 to 1.00. Our Credit Facility also imposes limitations on the incurrence of indebtedness and liens, transfers, sales and other dispositions, and restrictions on investments, dividends and certain other payments.

Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our indebtedness and have a significant adverse effect on our business, results of operations and financial condition.

We require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments, refinance, or otherwise service our indebtedness and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including interest rates.

Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under the Credit Facility in amounts sufficient for us to retire our current indebtedness as such indebtedness matures and to fund our other liquidity needs. If our cash flows from operations are insufficient, or if access to capital under our Credit Facility or other financing sources is limited, we may be required to refinance all or a portion of our indebtedness as it matures or seek alternative sources of liquidity. There can be no assurance that refinancing or other financing will be available on commercially reasonable terms, or at all. In such circumstances, we may be required to adjust our operating plans, including by reducing or delaying capital expenditures, disposing of assets, or pursuing alternative financing arrangements. In addition, certain state laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Such restrictions may prevent us from obtaining the necessary capital to meet our current repayment obligations.

Current and future economic, capital and credit market conditions could adversely affect our ability to service our indebtedness and other financial commitments or make planned expenditures.

Our ability to make payments on our indebtedness and other financial commitments, including the rent payments under our leases, and to fund planned or committed capital expenditures and other investments depends on our ability to generate cash flow, borrow under the Credit Facility or incur new indebtedness. Capital market volatility and prevailing high interest rates increases our cost of capital. Additionally, borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same. Our ability to timely refinance and replace our indebtedness on attractive terms or at all will be significantly influenced by the economic and capital market conditions at the time of such refinancing. If we are unable to refinance our indebtedness on a timely basis or if attractive financing terms are not available to us, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

We are required to pay a substantial amount of rent pursuant to our Master Lease agreements with GLPI, which impacts free cash flow and could limit our ability to invest in our operations or seek additional development or strategic opportunities.

We lease the real estate of Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park (each an "OpCo," and collectively the "OpCos") from GLPI, pursuant to two triple net REIT Master Leases (the "Master Leases"). Current annual rent under the Master Leases is $113.8 million, with rental increases over time. The Master Leases also include substantial additional obligations that may require future uses of free cash flow, including obligations to maintain and repair the properties and minimum annual capital investment requirements. The Master Leases also provide that we assume the risk of loss with respect to any casualty or condemnation event, and we may be required to repair or rebuild the facility in such event.

These obligations, should the circumstances arise, could significantly impact free cash flow and adversely impact our ability to invest in our operations or seek additional development or strategic opportunities. For example, our obligations under the Master Leases may limit our ability to:

•	prepay or repay our long-term debt or to obtain additional indebtedness;
•	fund working capital, capital expenditures and other general corporate activities; and
•	respond to changes in our business and the industry in which we operate, including pursuing new markets and additional lines of business, development opportunities, acquisitions and other strategic investments that we might otherwise pursue.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Equity Ownership

Certain of our stockholders own large interests in our capital stock and may significantly influence our affairs.

Marianne Boyd Johnson, our Chairman, together with her immediate family, beneficially owned approximately 30% of the Company's outstanding shares of common stock as of December 31, 2025. As such, the Boyd family could significantly influence our affairs, including electing the members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

•

Training: We provide regular mandatory training for personnel regarding cybersecurity threats, which reinforces our information security policies, standards and practices, and such training is scaled to reflect the roles, responsibilities and information systems access of such personnel. We also publish an internal cybersecurity newsletter on an ad-hoc basis for enterprise-wide consumption to promote awareness of trends in cybersecurity threats and attack techniques.

•

Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that address our response to and recovery from a cybersecurity incident, and such plans are tested and evaluated on a periodic basis.

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

•	Governance: Our Board regularly interacts with our Chief Information Security Officer ("CISO") and other members of management on cybersecurity risk management.

A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures. We regularly engage third parties to perform assessments of our cybersecurity program, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Board, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided.

Governance

Our Board oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that management implements to address risks from cybersecurity threats. Our Board receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our Board also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least quarterly, the Board discusses the Company’s approach to cybersecurity risk management with our CISO.

Our CISO is the member of our management team that is principally responsible for overseeing our cybersecurity program, in partnership with other business leaders across the Company. Our CISO has served in various roles in information technology and information security for over 25 years and holds a degree in Business Administration with a major in Accounting and Finance and a graduate degree in International Management. Our CISO also holds advanced certifications as a Certified Information Systems Security Professional and as a Qualified Technology Executive granted by Digital Directors Network and works in coordination with the other members of management, including, but not limited to, the Company’s President and Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and General Counsel. Our Chief Technology Officer holds an undergraduate degree in computer science and economics from Northwestern and has served in various roles in information technology for over 34 years with Boyd Gaming and numerous other public companies. The Company’s President and Chief Executive Officer, Chief Financial Officer, and General Counsel each hold undergraduate and graduate degrees in their respective fields, and each has years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

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

As of December 31, 2025, some of our properties utilized leased property in their operations.

The real estate parcels utilized by four of our properties are subject to Master Lease agreements with GLPI. The properties under the Master Lease agreements are:

•	Ameristar Kansas City, including approximately 250 acres of leased land and building.

•	Ameristar St. Charles, including approximately 240 acres of leased land and building.

•	Belterra Resort, including approximately 315 acres of leased land and building.

•	Belterra Park, including approximately 160 acres of leased land and building.

In addition, all or a portion of the sites for the following properties are leased:

•	Suncoast, located on 49 acres of leased land.

•	California, located on 13.9 acres of owned land and 1.6 acres of leased land.

•	Fremont, located on 1.4 acres of owned land and 0.9 acres of leased land.

•	IP, located on 24 acres of owned land and 3.9 acres of leased land.

•	Treasure Chest, located on 13 acres of leased land.

•	Sam's Town Shreveport, located on 18 acres of leased land.

•	Diamond Jo Dubuque, located on 7 acres of owned land and approximately 2 acres of leased parking surfaces.

•	Evangeline Downs, which leases the facilities that comprise the Henderson and St. Martinville OTBs.

ITEM 3.    Legal Proceedings

See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 9, Commitments and Contingencies - Legal Matters."

ITEM 4.    Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BYD". On February 16, 2026, the closing sales price of our common stock on the NYSE was $81.99 per share. On that date, we had 421 holders of record of our common stock and our directors and executive officers owned approximately 31% of the outstanding shares. There are no other classes of common equity outstanding.

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024 and July 17, 2025. We repurchased 10.1 million shares during the year ended December 31, 2025. As of December 31, 2025, $362.1 million of repurchase authorization remained available under the Share Repurchase Program.

The following table discloses share repurchases that we have made pursuant to the Share Repurchase Program during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value That May Yet Be Purchased Under the Plan
October 1, 2025 through October 31, 2025	821,270	$81.71	821,270	$480,343,128
November 1, 2025 through November 30, 2025	1,017,267	79.93	1,017,267	399,037,406
December 1, 2025 through December 31, 2025	444,172	83.09	444,172	362,129,334
Totals	2,282,709	$81.18	2,282,709	$362,129,334

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

Our Definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders, incorporated herein by reference, contains information concerning securities authorized for issuance under equity compensation plans within the captions Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's MidCap 400 Index ("S&P MidCap 400") and to the Dow Jones U.S. Gambling Index ("Dow Jones US Gambling"). The performance graph assumes that $100 was invested on December 31, 2020 in each of the Company's common stock, the S&P MidCap 400 and Dow Jones US Gambling, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Indexed Returns
	Boyd Gaming Corp.	S&P MidCap 400	Dow Jones US Gambling
December 2021	152.77	124.76	87.18
December 2022	128.47	108.47	65.00
December 2023	148.99	126.29	84.71
December 2024	174.52	143.88	84.53
December 2025	206.98	154.68	81.82

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in this Annual Report on Form 10-K. For the year ended December 31, 2023, and changes from the year ended December 31, 2023 to the year ended December 31, 2024, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2024. In 2025, the Company separated out online reimbursements revenue from online revenue and online reimbursements expense from online expense and recast its consolidated statements of operations to reflect these changes, as discussed further in Note 1, Summary of Significant Accounting Policies - Recasted Consolidated Statements of Operations. Given this recast, the Company has provided changes for the year ended December 31, 2023 to the year ended December 31, 2024 for the revenue sources, including online revenue and online reimbursements revenue, that were impacted by the recast. The disaggregation of online reimbursements revenue from online revenue and online reimbursements expense from online expense did not impact the Company's total revenues, net income or earnings per share as previously reported for 2024 and 2023. In addition to the historical information, certain statements in this discussion are forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

Our primary areas of focus are: (i) growing revenues and building loyalty among our core customers; (ii) ensuring our existing operations are managed as efficiently as possible; (iii) maintaining the strength of our balance sheet, including our leverage ratios, and finding opportunities to diversify and increase cash flow; (iv) returning capital to shareholders through share repurchases and dividends; (v) investing in our existing operations to enhance our offerings and remain positioned for growth; and (vi) successfully pursuing our growth strategy, which is built on identifying development opportunities in our existing portfolio and acquiring assets that we believe are a strategic fit and provide an appropriate return to our shareholders.

EXECUTIVE OVERVIEW

Boyd Gaming Corporation (the "Company," "Boyd Gaming," "we" or "us") is a multi-jurisdictional gaming company that has been in operation since 1975.

As of December 31, 2025, we had 27 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have geographically diversified gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania and Virginia. In addition, we own and operate Boyd Interactive, a B2B and B2C online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The Online segment includes the operating results of our online gaming business, including the acquisition on September 1, 2024 of Boyd Digital (collectively, "Boyd Interactive"), and online market access fees from our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner, our Illinois distributed gaming operator.

The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (2)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica (3)	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City (2)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (2)	St. Charles, Missouri
Belterra Park (2)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania
The Interim Gaming Hall (4)	Norfolk, Virginia

(1) Property has been closed since March 18, 2020. The Company began demolition of the property during the fourth quarter of 2025.

(2) Property is subject to a master lease agreement with a real estate investment trust.

(3) Property permanently closed on November 9, 2025.

(4) Property opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements.

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

Until July 31, 2025, we also held a five percent equity ownership interest in FanDuel Group Parent, LLC ("FanDuel"), the nation's leading sports-betting operator. On July 10, 2025, we entered into a definitive agreement with FanDuel and TSE Holdings Ltd., to sell our equity interest, terminate certain market access agreements and enter into certain new market access agreements. The sale of our five percent equity interest in FanDuel closed on July 31, 2025 ("FanDuel Equity Sale"), and the Company received aggregate cash proceeds of $1,758.0 million. See also Note 1, Summary of Significant Accounting Policies - Collaborative Arrangements - FanDuel.

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

Maintaining our Brand

The ability of our Team Members to deliver great "Boyd Style" customer service helps distinguish our Company and our brands from our competitors. Our Team Members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding through our "Boyd Rewards" loyalty program. Our players use their Boyd Rewards cards to earn and redeem points at all of our gaming entertainment properties and online casino gaming offerings. Boyd Rewards, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and monetary discounts, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

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

RESULTS OF OPERATIONS

Overview

	Year Ended December 31,
(In millions)	2025	2024
Total revenues	$4,092.0	$3,930.2
Operating income	748.4	927.8
Net income	1,838.9	578.0

Total Revenues

Total revenues increased $161.8 million, or 4.1%, for 2025 as compared to 2024 due primarily to the following: (i) an increase in online reimbursements revenue of $125.7 million, which relates to reimbursements of gaming taxes and other expenses paid on behalf of our online partners; (ii) an increase in gaming revenues of $54.2 million, or 2.1%, driven by an increase in slot handle of 2.8% and slot win of 2.5%; and (iii) an increase in management fees of $10.5 million related to our management of Sky River Casino; offset by (iv) a decrease in online revenue of $23.6 million, which was driven by a $56.5 million decrease in revenue from market access agreements and offset by a $32.9 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Boyd Digital on September 1, 2024. The $56.5 million decrease in revenue from market access agreements for 2025 was due to the termination of certain agreements starting in third quarter 2025 and in some instances, entry into new agreements at lower rates than those terminated. In addition, 2024 was favorably impacted by $32.1 million in one-time market access fees.

Operating Income

In 2025, our operating income decreased $179.4 million, or 19.3%, as compared to 2024. Operating income was unfavorably impacted by a $117.9 million increase in impairment of assets over the prior year as the Company recorded long-lived asset impairment charges of $128.4 million during 2025 related to property and equipment in the Las Vegas Locals and Midwest & South segments and operating lease right-of-use assets in the Midwest & South segment, compared to a $10.5 million impairment charge during 2024 related to a gaming license right in the Midwest & South segment. In addition, depreciation and amortization increased $26.1 million driven by a full year of depreciation in 2025 after completion of the new land-based casino at Treasure Chest in June 2024 and our hotel room renovations at multiple properties. While we experienced growth in gaming revenues during 2025, one of our higher margin revenue streams, and growth in Boyd Interactive revenues during 2025, both as discussed above, that growth was offset by the $56.5 million decrease in market access fee revenue, as also discussed above. Market access fee revenue has minimal expenses associated with it such that an increase or decrease in market access fee revenue will have a greater impact on operating income than increases or decreases in other revenue streams. In addition, the increase in online reimbursements revenue of $125.7 million, as discussed above, resulted in zero operating income as an equal amount representing the amount of gaming taxes and other expenses paid on behalf of our online partners is also recorded as expense.

Net Income

For the year ended December 31, 2025, net income was $1,838.9 million, compared with net income of $578.0 million for the prior year. This increase was primarily driven by the following: (i) a $1,748.0 million gain on the FanDuel Equity Sale in the third quarter of 2025; offset by (ii) a $316.7 million increase in the income tax provision primarily driven by the FanDuel Equity Sale; and offset by (iii) the $179.4 million decrease in operating income, as discussed above.

Operating Revenues

We derive the majority of our revenues from our gaming operations, which generated approximately 64% and 66% of our revenues in 2025 and 2024, respectively. Online reimbursements revenues, which include reimbursements received from our third-party operators for gaming taxes and other expenses we pay under the market access agreements, represent our next most significant revenue source, generating 14% and 11% of our revenues in 2025 and 2024, respectively. Food & beverage revenues, room revenues, online revenues, management fee revenues and other revenues separately contributed 8% or less of revenues in each of 2025 and 2024.

	Year Ended December 31,
(In millions)	2025	2024
REVENUES
Gaming	$2,638.2	$2,583.9
Food & beverage	310.2	303.5
Room	191.3	204.6
Online	132.1	155.8
Online reimbursements	576.2	450.5
Management fee	98.9	88.4
Other	145.1	143.5
Total revenues	$4,092.0	$3,930.2

DEPARTMENTAL OPERATING EXPENSES
Gaming	$1,026.6	$999.8
Food & beverage	265.6	253.9
Room	77.1	77.6
Online	68.2	47.3
Online reimbursements	576.2	450.5
Other	51.2	51.3
Total departmental operating expenses	$2,064.9	$1,880.4

MARGINS
Gaming	61.1%	61.3%
Food & beverage	14.4%	16.3%
Room	59.7%	62.1%
Online	48.4%	69.6%
Online reimbursements	0.0%	0.0%
Other	64.7%	64.3%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The $54.2 million, or 2.1%, increase in gaming revenues during 2025 as compared to the prior year, was primarily due to increases in slot handle of 2.8% and slot win of 2.5%.

Food & Beverage

Food & beverage revenues increased $6.7 million, or 2.2%, during 2025 as compared to prior year, primarily due to an increase in average guest check of 7.0%, offset by a 2.8% decrease in food covers. Food & beverage margin for the year ended December 31, 2025, decreased to 14.4% from 16.3% for the prior year comparable period, primarily due to a 9.6% increase in cost per guest served.

Room

Room revenues decreased $13.3 million, or 6.5%, in 2025 compared to 2024 due primarily to a decline in average daily rate of 3.4% and hotel occupancy rate of 0.9%. Room margin for the year ended December 31, 2025, declined to 59.7% from 62.1% for the prior year, primarily due to a 2.9% increase in cost per room.

Online

Online revenues decreased $23.6 million, or 15.1%, in 2025 compared to 2024 primarily driven by a $56.5 million decrease in revenue from market access agreements due to the termination of certain agreements starting in the third quarter of 2025 and in some instances, entry into new agreements at lower rates than those terminated. In addition, 2024 favorably benefitted from $32.1 million of one-time market access fees. Offsetting this decline is a $32.9 million increase in revenue from Boyd Interactive's operations, which was driven primarily by the acquisition of Boyd Digital on September 1, 2024. Online margins declined during the year ended December 31, 2025, compared to the prior year, due primarily to the changes in our market access agreements starting in the third quarter of 2025. The fees we receive under our market access agreements generate high margin revenues as we incur minimal costs related to such agreements. As such, the lower market access fees we now receive from the new agreements entered into during the third quarter of 2025 had an unfavorable impact on online margins as compared to the prior year, and we expect these lower margins to continue and further dilute with a full year of lower market access fee revenues.

Online revenues increased $61.6 million, or 65.3%, in 2024 compared to 2023 due primarily to a $38.1 million increase in market access fees, including $32.1 million of one-time market access fees, and a $23.4 million increase in revenue from Boyd Interactive, inclusive of Boyd Digital upon acquisition on September 1, 2024.

Online reimbursements

Online reimbursements revenues increased $125.7 million, or 27.9%, in 2025 compared to 2024 and represents an increase in reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Online reimbursements revenues increased $122.5 million, or 37.3%, in 2024 compared to 2023 and represents an increase in reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Management Fee

Management fee revenues of $98.9 million and $88.4 million in 2025 and 2024, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased by $1.6 million, or 1.1%, during 2025 as compared to the prior year.

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

The following table presents total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Year Ended December 31,
(In millions)	2025	2024
Total revenues
Las Vegas Locals	$890.0	$894.5
Downtown Las Vegas	228.7	230.1
Midwest & South	2,116.6	2,063.4
Online	708.3	606.2
Managed & Other	148.4	136.0
Total revenues	$4,092.0	$3,930.2

Adjusted EBITDAR (1)
Las Vegas Locals	$420.5	$428.4
Downtown Las Vegas	80.5	83.3
Midwest & South	777.7	765.7
Online	63.1	107.6
Managed & Other	108.1	96.2
Corporate expense	(96.1)	(90.6)
Adjusted EBITDAR	$1,353.8	$1,390.6

(1) Refer to Note 14, Segment Information, in the notes to the consolidated financial statements for a reconciliation of Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in accordance with GAAP in our accompanying consolidated statements of operations.

Las Vegas Locals

Total revenues decreased $4.6 million, or 0.5%, during 2025 as compared to the prior year. Room revenues declined $13.4 million over the prior year comparable period, primarily due to declines in hotel occupancy rate and average daily rate of 4.9% and 7.8%, respectively. The reduction in average daily rate and hotel occupancy rate was driven primarily from the prior year benefiting from the Super Bowl held in Las Vegas during the first quarter of 2024 and the softness in destination business primarily during the latter half of 2025. Offsetting this decline, was an increase in gaming revenues of $6.4 million primarily due to increases in slot win of 2.0% and slot handle of 1.4%. Food & beverage revenues increased $3.1 million, which was attributable to an 8.3% increase in average guest check and 0.5% increase in food covers.

Adjusted EBITDAR decreased $7.9 million, or 1.8%, during 2025 as compared to the prior year, due primarily to the $13.4 million room revenue decline combined with revenue mix changes, with higher margin room revenues in 2025 decreasing from the prior year and lower margin food & beverage revenues in 2025 increasing over the prior year.

Downtown Las Vegas

Total revenues decreased $1.4 million, or 0.6%, during 2025 as compared to the prior year. Gaming revenues decreased $1.9 million primarily due to a 1.7% decrease in both slot handle and slot win.

Adjusted EBITDAR decreased $2.9 million, or 3.4%, during 2025 as compared to the prior year, primarily due to the gaming revenue decline, as discussed above, and a 6.9% increase in cost per guest served while food & beverage revenues were essentially flat year over year.

Midwest & South

Total revenues increased $53.2 million, or 2.6%, in 2025 as compared to 2024, reflecting revenue increases in all departmental categories. Gaming revenues increased $47.4 million which was attributable to increases in table game hold of 4.1%, slot handle of 3.8% and slot win of 2.9% over the prior year. Food & beverage revenue increased $3.4 million, which was driven by a 7.5% increase in average guest check, offset by a 4.7% decrease in food covers. The increases were primarily driven by Treasure Chest, which opened its new land-based casino in June 2024.

Adjusted EBITDAR increased $11.9 million, or 1.6%, in 2025 as compared to 2024, due primarily to the revenue increases discussed above and a full year of contributions from Treasure Chest's new land-based casino after opening in June 2024.

Online

Online revenues increased $102.1 million, or 16.8%, in 2025 as compared to 2024, primarily driven by an increase of $125.7 million in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $32.9 million increase in revenue from Boyd Interactive's operations, driven by the acquisition of Boyd Digital on September 1, 2024. Offsetting these increases, was a $56.5 million decrease in revenue related to the market access agreement changes in the latter half of 2025 and the $32.1 million of one-time market access fees in 2024, as discussed above.

Adjusted EBITDAR decreased by $44.5 million, or 41.3%, in 2025 as compared to 2024. There was an equal amount of expense recorded for the revenue related to the reimbursement of gaming taxes and other expenses, and thus online reimbursements revenue growth resulted in no impact to Adjusted EBITDAR. As such, the Adjusted EBITDAR decrease for the year ended December 31, 2025, was driven primarily by the reduction in revenue under our market access agreements offset by growth in Boyd Interactive's operations driven by the acquisition of Boyd Digital on September 1, 2024, all as discussed above.

Managed & Other

In 2025, total revenues increased by $12.4 million and Adjusted EBITDAR increased by $12.0 million, as compared to 2024, primarily due to a $10.5 million increase in Sky River Casino management fees for 2025 compared to 2024.

Other Operating Costs and Expenses

The following operating costs and expenses, as presented in our consolidated statements of operations, are further discussed below:

	Year Ended December 31,
(In millions)	2025	2024
Selling, general and administrative	$433.1	$427.2
Master lease rent expense	113.8	111.4
Maintenance and utilities	151.2	148.4
Depreciation and amortization	302.7	276.6
Corporate expense	121.9	113.9
Project development, preopening and writedowns	12.4	28.6
Impairment of assets	128.4	10.5
Other operating items, net	15.4	5.4

Selling, General and Administrative

Selling, general and administrative expenses include marketing, technology, compliance and risk, surveillance and security. These costs, as a percentage of revenues, were 10.6% and 10.9% for 2025 and 2024, respectively. While we continue to focus on our disciplined operating model and targeted marketing approach, selling, general and administrative expenses were favorably impacted by the increase in online reimbursements revenues over the prior year. Absent online reimbursements revenues, selling, general and administrative expenses, as a percentage of revenues, were consistent with prior year.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat year over year at $113.8 million and $111.4 million during 2025 and 2024, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, remained generally consistent at 3.7% and 3.8% for 2025 and 2024, respectively. Similar to selling, general and administrative expenses, absent online reimbursements revenue, maintenance and utilities expenses, as a percentage of revenues, were consistent with prior year.

Depreciation and Amortization

Depreciation and amortization expenses were $302.7 million and $276.6 million during 2025 and 2024, respectively. The increase in depreciation and amortization expense, for the year ended December 31, 2025, as compared to the prior year, is primarily driven by a full year of depreciation of the new land-based casino at Treasure Chest, which opened in June 2024 and hotel room renovations at multiple properties.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other administrative expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was generally consistent and represented 3.0% and 2.9% of revenues for 2025 and 2024, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) asset writedowns; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During 2025, the Company incurred $10.2 million in project development and preopening costs, primarily related to the opening of The Interim Gaming Hall in Norfolk, Virginia and other development projects and $4.7 million in asset writedowns, offset by $2.5 million in insurance proceeds related to an asset disposition. During 2024, the Company incurred $15.0 million in project development and preopening costs, primarily related to the opening of the Treasure Chest land-based casino and other development projects, $10.7 million in asset writedowns and $3.0 million in demolition costs.

Impairment of Assets

During 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. In addition, as a result of our third quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $47.3 million for property and equipment related to our Midwest & South segment and $17.8 million for property and equipment related to our Las Vegas Locals segment. Further, as a result of our fourth quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $25.0 million for property and equipment and $6.0 million for operating lease right-of-use assets related to our Midwest & South segment.

During 2024, as a result of our first quarter impairment review, the Company recorded an impairment charge of $10.5 million for a gaming license right related to our Midwest & South segment primarily related to a decline in operational performance.

Other Operating Items, Net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, certain non-recurring litigation charges, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable. The $15.4 million of other operating items, net in 2025, was primarily driven by severance with the closure of our Sam's Town Tunica property, weather-related expenses and miscellaneous non-recurring operating charges. The $5.4 million of other operating items, net in 2024, was primarily driven by non-recurring litigation reserves.

Other Expense (Income)

Interest Expense, Net

	Year Ended December 31,
(In millions)	2025	2024
Interest expense, net of capitalized interest and interest income	$152.8	$175.8
Average long-term debt balance (1)	2,844.2	2,987.4
Weighted average interest rates	5.0%	5.6%

Mix of Debt at Year End
Fixed rate debt	92.2%	59.4%
Variable rate debt	7.8%	40.6%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, decreased $23.0 million, or 13.1%, from 2024 to 2025. The decline was primarily driven by a decrease in the weighted average debt balance of $143.3 million and an approximate 60 basis point decrease in the weighted average interest rate. Interest expense, net of capitalized interest and interest income, and the weighted average debt balance were favorably impacted in 2025 as a result of the FanDuel Equity Sale and the use of the proceeds in the third quarter to repay outstanding borrowings and retire the Term A Loan (as defined below in "Liquidity and Capital Resources - Indebtedness") under the Credit Facility.

Early Extinguishments and Modifications of Debt

In 2025, the Company incurred $1.4 million in loss on early extinguishments of debt due to the full repayment and extinguishment of the Term A Loan with proceeds from the FanDuel Equity Sale. The $1.4 million incurred relates to the write-off of unamortized deferred finance charges associated with the Term A Loan.

Other, net

Included within Other, net for 2025, is the gain from the FanDuel Equity Sale, net of transaction costs.

Income Taxes

The effective tax rate during 2025 and 2024 was 21.1% and 23.1%, respectively. Our tax rate for 2025, was favorably impacted from the purchase of renewable energy tax credits at a discount and excess tax benefits related to equity compensation and unfavorably impacted by state taxes and nondeductible compensation. During 2025, there was a one-time discrete charge related to the FanDuel Equity Sale which reduced our effective tax rate given specific state taxes that apply to the gain. Our effective tax rate for 2024 was unfavorably impacted by certain nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by the inclusion of excess tax benefits related to equity compensation, as a component of the provision for income taxes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Certain provisions of the OBBBA such as the modification of limitation on business interest expense and the 100% bonus depreciation were included in our operating results for 2025. These changes did not have any significant impact to our effective tax rate, however, did result in a reduction to our cash taxes for 2025.

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of December 31, 2025, there were no changes to our unrecognized tax benefits to date.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. Our cash and cash equivalents balances were $353.4 million and $316.7 million at December 31, 2025 and 2024, respectively. In addition, we held restricted cash balances of $5.4 million and $4.7 million at December 31, 2025 and 2024, respectively. Our working capital deficit at December 31, 2025 and 2024 was $448.5 million and $61.2 million, respectively. The increase in our working capital deficit from December 31, 2024 to December 31, 2025 was driven by $371.3 million of current liabilities for the purchase of renewable energy tax credits.

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

Cash Flows Summary

	Year Ended December 31,
(In millions)	2025	2024
Net cash provided by operating activities	$976.7	$957.1

Cash flows from investing activities
Capital expenditures	(588.2)	(400.4)
Cash paid for acquisitions, net of cash received	—	(30.3)
Cash paid for gaming license right intangible asset	(85.0)	—
Payments received on note receivable	—	0.2
Advances made under note receivable	(31.8)	—
Proceeds from sale of investment	1,758.0	—
Other investing activities	(10.2)	(3.4)
Net cash provided by (used in) investing activities	1,042.8	(433.9)

Cash flows from financing activities
Net (payments) borrowings under credit facility	(1,139.6)	254.0
Share-based compensation activities, net	(6.2)	(14.8)
Shares repurchased and retired	(778.3)	(685.9)
Dividends paid	(58.2)	(62.7)
Other financing activities	—	(0.2)
Net cash used in financing activities	(1,982.3)	(509.6)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	0.2	(0.2)
Increase in cash, cash equivalents and restricted cash	$37.4	$13.4

Cash Flows from Operating Activities

During 2025 and 2024, we generated operating cash flow of $976.7 million and $957.1 million, respectively. The increase in operating cash flow during 2025 was due primarily to the collection of $15.9 million in receivables as of December 31, 2024 related to the $32.1 million in one-time market access fees recognized in 2024.

Cash Flows from Investing Activities

Our industry is capital intensive, and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During 2025, we incurred net cash inflows for investing activities of $1,042.8 million comprised of the following: (i) $1,758.0 million of cash proceeds received from the FanDuel Equity Sale; offset by cash outflows of (ii) capital expenditures of $588.2 million, primarily related to our various guest room remodels, meeting and convention center expansion at Ameristar St. Charles, casino development in Norfolk, Virginia and new Cadence Crossing casino in Las Vegas, slot machines, land, IT equipment and building projects at various properties; (iii) cash paid for gaming license right intangible asset related to the Norfolk, Virgina project of $85.0 million; and (iv) advances made under a note receivable of $31.8 million.

During 2024, we incurred net cash outflows for investing activities of $433.9 million comprised of capital expenditures of $400.4 million, primarily related to our Treasure Chest land-based casino project, various guest room remodels, slot machines, IT equipment and building projects at various properties. Investing cash outflows were also impacted by net cash paid of $30.3 million related to the acquisition of Boyd Digital.

Cash Flows from Financing Activities

We rely upon our financing cash flows to provide funding for investment opportunities, returning capital to shareholders, repayments of obligations and ongoing operations.

The net cash outflows from financing activities during 2025 are primarily driven by the net payments on the Credit Facility of $1,139.6 million. During the third quarter of 2025, the Company repaid amounts outstanding under the Revolving Credit Facility, including the full retirement of the Term A Loan, with the proceeds from the FanDuel Equity Sale. This repayment is offset by increased borrowings under the Credit Facility as we increased our capital expenditures and share repurchase activity by a combined total of $280.2 million over 2024, with share repurchases totaling $778.3 million in 2025 and reflecting the priority of our capital return program and focus on returning capital to shareholders.

The net cash outflows of $509.6 million for financing activities in 2024 was primarily driven by $685.9 million in share repurchases and $62.7 million in dividends paid, reflecting the priority of our capital return program and focus on returning capital to shareholders. During 2024, we increased borrowings under the Credit Facility as we increased our share repurchase activity and acquired Boyd Digital, resulting in net borrowings under the Credit Facility for 2024.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances, are as follows:

	December 31,	December 31,
(In millions)	2025	2024	Decrease
Credit facility	$160.7	$1,300.3	$(1,139.6)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Total long-term debt	2,060.7	3,200.3	(1,139.6)
Less current maturities	—	44.0	(44.0)
Long-term debt, net of current maturities	$2,060.7	$3,156.3	$(1,095.6)

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

The Credit Agreement (i) provides for a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) provided for an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility matures on the fifth anniversary of the Closing Date (or earlier upon the occurrence or non-occurrence of certain events) and the Term A Loan was repaid in full as of December 31, 2025. The Term A Loan was fully funded on the Closing Date and proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Facility, including a senior secured term loan A facility and senior secured term loan B facility (the "Prior Refinancing Term B Loan"), to fund transaction costs in connection with the Credit Agreement, and for general corporate purposes.

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In millions)	2025	2024
Revolving Credit Facility	$135.0	$475.0
Term A Loan	—	759.0
Swing Loan	25.7	66.3
Total outstanding principal amounts	$160.7	$1,300.3

During the year ended December 31, 2025, the Company used the $1,758.0 million cash proceeds from the FanDuel Equity Sale, to pay down the then outstanding Credit Facility debt, which consisted of $915.0 million on the Revolving Credit Facility, $726.0 million on the Term A Loan and $39.9 million on the Swing Loan. The full repayment of the outstanding Term A Loan extinguished the Term A Loan under the Credit Facility.

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $135.0 million and $25.7 million in borrowings outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $12.7 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,276.6 million as of December 31, 2025.

On January 21, 2026 (the “New Closing Date”), the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the “New Guarantors”), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The New Credit Agreement amends and restates the Credit Agreement.

The New Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the “New Term A Loan Facility”, and the loans thereunder, the “New Term A Loans”). The New Revolving Credit Facility and the New Term A Loan Facility mature on the fifth anniversary of the New Closing Date (or earlier upon the occurrence or non-occurrence of certain events). New Term A Loans are available to be drawn until July 1, 2027 in up to a maximum of four (4) borrowings, provided that, on February 1, 2026, the remaining borrowings available under the New Term A Loan Facility will be reduced by an amount equal to the greater of New Term A Loans previously made and $400.0 million. Proceeds from the New Credit Agreement were used to refinance all outstanding obligations under the Credit Agreement and to fund transaction costs in connection with the New Credit Agreement and may be used for working capital and other general corporate purposes.

See Note 16, Subsequent Events for additional discussion of the New Credit Agreement.

Interest and Fees

The interest rate on the outstanding balance of the Revolving Credit Facility, and on the Term A Loan prior to its extinguishment upon full repayment in 2025, is based upon, at the Company’s option, either: (i) a rate based on the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York, or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% and is determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the Revolving Credit Facility. The rates based on SOFR will be determined based upon, at the Company’s option, either: (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York, and will include credit spread adjustments as set forth in the Credit Agreement. The "base rate" under the Credit Agreement is the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one month interest period plus 1.00%.

The blended interest rate for outstanding borrowings under the Credit Facility was 5.3% and 6.2% at December 31, 2025 and December 31, 2024, respectively.

Optional and Mandatory Prepayments

Pursuant to the terms of the Credit Agreement, the Company is required to use a portion of its annual excess cash flow to prepay loans outstanding under the Credit Agreement if the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) exceeds certain thresholds set forth in the Credit Agreement. Additionally, prior to its full repayment in 2025, the loans under the Term A Loan amortized in an annual amount equal to 5.00% of the original principal amount thereof, payable on a quarterly basis.

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

The Credit Agreement includes an accordion feature which permits the incurrence of one or more new tranches of revolving credit commitments in an aggregate amount up to the sum of (i) $1,000.0 million, (ii) the amount of certain voluntary prepayments of senior secured indebtedness of the Company, and (iii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

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

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. The maximum Consolidated Total Net Leverage Ratio must be no higher than 4.50 to 1.00.

Senior Notes

We currently have two issuances of senior notes (the "Senior Notes") outstanding as described below.

4.750% Senior Notes due June 2031

On June 8, 2021, we issued $900.0 million aggregate principal amount of 4.750% Senior Notes due June 2031 ("4.750% Senior Notes due 2031"). The 4.750% Senior Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year. The 4.750% Senior Notes due 2031 will mature on June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2031 and cash on hand were used to finance the redemption of our outstanding $750.0 million aggregate principal amount of 6.375% Senior Notes due 2026 and $700.0 million aggregate principal amount of 6.000% Senior Notes due 2026.

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

4.750% Senior Notes due December 2027

On December 3, 2019, we issued $1.0 billion aggregate principal amount of 4.750% senior notes due December 2027 ("4.750% Senior Notes due 2027"). The 4.750% Senior Notes due 2027 require semi-annual interest payments on June 1 and December 1 of each year. The 4.750% Senior Notes due 2027 will mature on December 1, 2027 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2027 were used to finance the redemption of all of our outstanding 6.875% senior notes due 2023 and prepay a portion of a Term B loan under our Prior Credit Facility.

In conjunction with the issuance of the 4.750% Senior Notes due 2027, we incurred approximately $15.7 million in debt financing costs that have been deferred and are being amortized over the term of the 4.750% Senior Notes due 2027 using the effective interest method.

We may redeem all or a portion of the 4.750% Senior Notes due 2027 at redemption prices equal to 100% of the principal amount, plus accrued and unpaid interest and Additional Interest.

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

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2025, the available borrowing capacity under our Credit Facility was $1,276.6 million.

Covenant Compliance

As of December 31, 2025, we were in compliance with the financial and other covenants of our debt instruments.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt, as discussed above, are as follows:

(In millions)	Total
Year Ending December 31,
2026	$—
2027	1,160.7
2028	—
2029	—
2030	—
Thereafter	900.0
Total outstanding principal of long-term debt	$2,060.7

Guarantor Financial Information

In connection with the issuance of our 4.750% Senior Notes due 2027 and our 4.750% Senior Notes due 2031 (collectively, the "Guaranteed Notes" or "Senior Notes"), certain of the Company's wholly owned subsidiaries (the "Senior Notes Guarantors") provide guarantees of those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

Summarized combined balance sheet information for the parent company and the Senior Notes Guarantors is as follows:

	December 31,
(In millions)	2025	2024
Current assets	$487.8	$493.6
Noncurrent assets	12,868.1	10,462.7
Current liabilities	910.6	543.6
Noncurrent liabilities	2,994.9	4,198.9

Summarized combined results of operations information for the parent company and the Senior Notes Guarantors is as follows:

Year Ended
(In millions)	December 31, 2025
Revenues	$3,969.9
Operating income	1,317.3
Income before income taxes	2,924.9
Net income	2,470.6

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding payment of dividends, such as restricted payment limitations related to our outstanding Senior Notes, our Credit Facility and our New Credit Agreement. The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
February 14, 2023	March 15, 2023	April 15, 2023	$0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
August 12, 2025	September 15, 2025	October 15, 2025	0.18
December 4, 2025	December 15, 2025	January 15, 2026	0.18
February 19, 2026	March 16, 2026	April 15, 2026	0.20

Share Repurchase Program

Subject to applicable laws, repurchases under our share repurchase program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding Senior Notes, our Credit Facility and New Credit Agreement. Purchases under our share repurchase program can be discontinued at any time that we feel additional purchases are not warranted. We intend to fund the repurchases under the stock repurchase program with existing cash resources, cash generated from operations and availability under our Credit Facility or New Credit Agreement.

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024 and July 17, 2025. We are not obligated to repurchase any shares under this program and repurchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We repurchased 10.1 million shares and 11.1 million shares during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we were authorized to repurchase up to an additional $362.1 million of our common stock under the Share Repurchase Program.

We have in the past, and may in the future, acquire our debt or equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine.

Other Items Affecting Liquidity

We anticipate funding our capital requirements using cash on hand, cash generated from operations and availability under our Credit Facility or New Credit Agreement, to the extent availability exists after we meet our working capital needs for the next twelve months. Any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. The outcome of the specific matters discussed herein, including our commitments and contingencies, may also affect our liquidity.

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

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $250 million. We also expect to spend an additional $75 million in 2026 for hotel room renovation projects. We intend to fund such capital expenditures through cash on hand, our Credit Facility or New Credit Agreement and operating cash flows.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. In 2026, we expect to spend an additional $75 million in growth projects, which includes completion of Cadence Crossing in late March 2026 and the development of a new gaming facility at Par-A-Dice, pending regulatory approval.

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We opened a modest transitional casino in November 2025 and plan to open the resort, featuring a 65,000-square foot casino, a 200-room hotel, eight food and beverage outlets and other amenities, in late 2027. We expect to spend approximately $250 million to $300 million on this project in 2026.

CONTRACTUAL OBLIGATIONS

The following summarizes our undiscounted contractual obligations as of December 31, 2025:

	Year Ending December 31,
(In millions)	Total	2026	2027	2028	2029	2030	Thereafter
CONTRACTUAL OBLIGATIONS
Long-Term Debt
Credit facility	$160.7	$—	$160.7	$—	$—	$—	$—
4.750% senior notes due 2027	1,000.0	—	1,000.0	—	—	—	—
4.750% senior notes due 2031	900.0	—	—	—	—	—	900.0
Total long-term debt	2,060.7	—	1,160.7	—	—	—	900.0

Interest on Fixed Rate Debt (1)	324.3	90.3	86.3	42.7	42.7	42.7	19.6

Interest on Variable Rate Debt (1)	10.0	8.5	1.5	—	—	—	—

Operating Leases - Master Leases	537.1	102.3	102.3	102.3	102.3	102.3	25.6

Operating Leases - Other	316.0	23.5	21.9	20.3	15.5	15.4	219.4

Purchase Obligations (2)	149.5	44.5	36.1	17.4	15.1	5.8	30.6

TOTAL CONTRACTUAL OBLIGATIONS	$3,397.6	$269.1	$1,408.8	$182.7	$175.6	$166.2	$1,195.2

(1)

Estimated interest payments are based on principal amounts and scheduled maturities of debt outstanding at December 31, 2025. Estimated interest payments for variable-rate debt are based on rates at December 31, 2025.

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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which investments and costs we may fund through cash flows from operations or availability under our Credit Facility or New Credit Agreement. To the extent such sources of funds are not sufficient, we may also seek to raise such additional funds through public or private equity or debt financings or from other sources to the extent such financing is available. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us. Moreover, we can provide no assurances that any expansion opportunity will result in a completed transaction.

We are executing on an opportunity for a new casino resort development in Norfolk, Virginia. As discussed above in Capital Spending and Development, we opened a modest transitional facility in November 2025 and expect to open the resort in late 2027.

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

Outstanding Letters of Credit

At December 31, 2025, we had outstanding letters of credit totaling $12.7 million.

Other Arrangements

We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts included in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, management reviews and refines those estimates, the following of which could materially impact our consolidated financial statements: the recoverability of long-lived assets; valuation of indefinite-lived intangible assets; valuation of goodwill; accounting for leases; provisions for deferred tax assets, certain tax liabilities and uncertain tax positions and tax credits; and application of acquisition method of accounting.

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

Recoverability of Long-Lived Assets

Our long-lived assets, excluding indefinite-lived intangible assets and goodwill (both of which are discussed further below), were carried at $3.7 billion at December 31, 2025, or 56.5% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow ("DCF") model, which is based on the estimated future results of the relevant asset group discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

In 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. In addition, as a result of our third quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $47.3 million for property and equipment related to our Midwest & South segment and $17.8 million for property and equipment related to our Las Vegas Locals segment. Further, as a result of our fourth quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $25.0 million for property and equipment related to our Midwest & South segment.

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

Gaming license rights and trademarks are indefinite-lived intangible assets and are not subject to amortization, but are subject to an annual impairment test and between annual test dates in certain circumstances. The guidance permits an entity to make a qualitative assessment, referred to as "Step Zero," of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We utilized this option for our 2025 annual impairment test for certain of our indefinite-lived intangible assets. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. As part of our annual impairment testing, management assesses the likelihood of impairment by performing a qualitative ("Step Zero") analysis for our indefinite-lived intangibles to determine if it is more likely than not that the fair values of such intangibles exceeded their carrying values by a substantial margin. We solicit third party valuation expertise to assist in the valuation of those indefinite-lived intangible assets that are deemed to have a greater likelihood of impairment. Our annual impairment test, performed as of October 1, 2025, resulted in no impairment charges.

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

Management makes significant judgments and estimates as part of these analyses that are inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions. If certain future operating results do not meet current expectations it could cause carrying values of the intangibles to exceed their fair values in future periods, resulting in an impairment charge of trademarks and gaming license rights in an amount up to its book value of $1.4 billion. For the year ended December 31, 2025, the Company recorded no indefinite-lived intangible asset impairment charges. However, trademarks and gaming license rights in the Midwest & South segment had estimated fair values that did not significantly exceed their respective carrying values.

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

The two methodologies were weighted 50.0% toward the income approach and 50.0% toward the market approach, to arrive at an overall fair value. Our annual impairment test as of October 1, 2025, resulted in no goodwill impairment charges. We evaluate quarterly whether any triggering events or changes in circumstances have occurred that would indicate an impairment condition more than likely would exist. This evaluation requires significant judgment, including consideration of whether there had been any significant adverse changes in legal factors or in our business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or likely sale or disposal of all or a significant portion of a reporting unit. Based upon this quarterly evaluation, we concluded that there had not been a triggering event or change in circumstance that indicated an impairment condition existed.

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

Additionally, several of the assumptions underlying the DCF method under the income approach could pose a high degree of sensitivity to the resulting fair value. These factors include, but are not limited to, the following significant projections of future cash flows, assumptions and estimates to determine value under the DCF method: total revenue, operating expenses, depreciation expense, depreciation overhang, tax expense and effective rates, debt-free net working capital, capital additions, terminal year growth factor, discount rate and the capitalization rate. A change in any of these variables that cause our discounted cash flows or terminal value or both to adversely and materially change could result in the failure of the impairment test, and a resulting impairment of our goodwill in an amount up to its book value of $958.0 million. For the year ended December 31, 2025, the Company recorded no goodwill impairment charges. However, reporting units in the Midwest & South segment had estimated fair values that did not significantly exceed their carrying value.

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

Our review performed during the fourth quarter of 2025, resulted in an operating lease right-of-use asset impairment charge of $6.0 million.

Provisions for Deferred Tax Assets, Certain Tax Liabilities and Uncertain Tax Positions and Tax Credits

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

The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes, which prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of December 31, 2025, there were no changes to our unrecognized tax benefits to date.

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

Application of Acquisition Method of Accounting

We follow the guidance of Accounting Standards Codification 805 to account for our acquisitions. We completed the acquisition of Boyd Digital in 2024, as described in Note 2, Acquisitions, to our consolidated financial statements presented in Part II, Item 8, for an aggregate purchase price of approximately $34.0 million. For purposes of these consolidated financial statements, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by us with the assistance from third-party specialists. The excess of the purchase price over those fair values was recorded as goodwill.

The assets and liabilities of the acquisition are included in our consolidated balance sheet as of December 31, 2025 and 2024, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows, respectively, from the date of acquisition through December 31, 2025.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term United States ("U.S.") treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our Credit Facility. We are also exposed to commodity prices and potential tariffs on goods purchased from outside the U.S. Our exposure is mitigated as a significant majority of our purchases, both operating and for our construction projects, are from U.S. based suppliers. Finally, we are also exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and U.S. dollar, our exposure is limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the U.S. dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

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

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	Scheduled Maturity Date
	Year Ending December 31,
(In millions)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Long-term debt (including current portion):
Fixed-rate	$—	$1,000.0	$—	$—	$—	$900.0	$1,900.0	$1,873.8
Average interest rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%
Variable-rate	$—	$160.7	$—	$—	$—	$—	$160.7	$160.7
Average interest rate	5.3%	5.3%	—%	—%	—%	—%	5.3%

As of December 31, 2025, our long-term variable-rate borrowings represented approximately 7.8% of total long-term debt. Based on December 31, 2025 debt levels, a 100-basis-point change in the interest rate would cause our annual interest costs to change by approximately $1.6 million.

The following table provides other information about our long-term debt:

	December 31, 2025
	Outstanding
	Face	Carrying	Estimated
(In millions)	Amount	Value	Fair Value
Credit facility	$160.7	$156.9	$160.7
4.750% senior notes due 2027	1,000.0	996.1	996.3
4.750% senior notes due 2031	900.0	892.6	877.5
Total long-term debt	$2,060.7	$2,045.6	$2,034.5

The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2025. The estimated fair values of our Senior Notes are based on quoted market prices as of December 31, 2025. See also "Liquidity and Capital Resources" above.

ITEM 8.    Financial Statements and Supplementary Data

The following consolidated financial statements for the three years in the period ended December 31, 2025 are filed as part of this Report:

The accompanying audited consolidated financial statements of Boyd Gaming Corporation have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with GAAP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boyd Gaming Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill and Gaming License Rights Indefinite-Lived Intangible Assets — Refer to Notes 1, 4 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of a reporting unit to its carrying value. Similarly, the Company’s evaluation of its gaming license rights indefinite-lived intangible assets for impairment involves the comparison of the fair value of each gaming license right indefinite-lived intangible asset to its carrying value. As of December 31, 2025, the carrying value of goodwill and gaming license rights indefinite-lived intangible assets was $958.0 million and $1,203.9 million, respectively. Management estimated the fair value of reporting units using a weighting of the income approach and the market approach and estimated the fair value of gaming license rights indefinite-lived intangible assets using a multi-period excess earnings method.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s projections of future cash flows and the selection of discount rates and valuation multiples used in the determination of the fair value of reporting units and gaming license rights indefinite-lived intangible assets included the following:

●	We tested the design and operating effectiveness of internal controls related to management’s projections of future cash flows and the selection of discount rates and valuation multiples.

●	We evaluated management’s ability to accurately project future cash flows by comparing historical projections with actual performance.

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

February 20, 2026

We have served as the Company’s auditor since 1981.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents ($5,557 and $0 assets related to VIE)	$353,413	$316,688
Restricted cash	5,354	4,676
Accounts receivable, net ($141 and $0 assets related to VIE)	84,352	132,270
Inventories ($6 and $0 assets related to VIE)	20,189	21,235
Prepaid expenses and other current assets	45,483	56,633
Income taxes receivable	21,937	30,005
Total current assets	530,728	561,507
Property and equipment, net	2,871,384	2,679,276
Operating lease right-of-use assets ($2,809 and $0 assets related to VIE)	646,146	735,618
Other assets, net	93,464	66,518
Intangible assets, net ($98,754 and $0 assets related to VIE)	1,474,991	1,391,007
Goodwill, net	957,977	957,889
Total assets	$6,574,690	$6,391,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ($255 and $0 assets related to VIE)	$151,292	$131,264
Current maturities of long-term debt	—	44,006
Accrued liabilities ($1,932 and $0 assets related to VIE)	827,927	447,415
Total current liabilities	979,219	622,685
Long-term debt, net of current maturities and debt issuance costs	2,045,569	3,132,584
Operating lease liabilities, net of current portion ($1,388 and $0 assets related to VIE)	554,252	651,751
Deferred income taxes	323,473	346,916
Other liabilities	64,295	56,366
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 76,368,491 and 86,184,155 shares outstanding	764	862
Additional paid-in capital	—	—
Retained earnings	2,609,285	1,583,053
Accumulated other comprehensive loss	(1,550)	(2,402)
Boyd Gaming Corporation stockholders' equity	2,608,499	1,581,513
Noncontrolling interest	(617)	—
Total stockholders' equity	2,607,882	1,581,513
Total liabilities and stockholders' equity	$6,574,690	$6,391,815

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Revenues
Gaming	$2,638,150	$2,583,926	$2,613,288
Food & beverage	310,246	303,522	288,417
Room	191,286	204,608	199,117
Online	132,165	155,760	94,203
Online reimbursements	576,158	450,473	328,008
Management fee	98,869	88,407	76,921
Other	145,115	143,498	138,538
Total revenues	4,091,989	3,930,194	3,738,492
Operating costs and expenses
Gaming	1,026,555	999,753	1,000,240
Food & beverage	265,604	253,940	240,879
Room	77,056	77,591	73,490
Online	68,174	47,310	30,980
Online reimbursements	576,158	450,473	328,008
Other	51,239	51,322	46,323
Selling, general and administrative	433,100	427,226	389,891
Master lease rent expense	113,769	111,406	108,398
Maintenance and utilities	151,216	148,366	151,014
Depreciation and amortization	302,710	276,639	256,780
Corporate expense	121,859	113,934	115,963
Project development, preopening and writedowns	12,360	28,572	(8,935)
Impairment of assets	128,395	10,500	107,837
Other operating items, net	15,388	5,385	(4,207)
Total operating costs and expenses	3,343,583	3,002,417	2,836,661
Operating income	748,406	927,777	901,831
Other expense (income)
Interest income	(4,826)	(1,625)	(23,886)
Interest expense, net of amounts capitalized	157,642	177,409	171,247
Loss on early extinguishments and modifications of debt	1,446	—	—
Other, net	(1,735,527)	(10)	1,563
Total other (income) expense, net	(1,581,265)	175,774	148,924
Income before income taxes	2,329,671	752,003	752,907
Income tax provision	(490,769)	(174,051)	(132,884)
Net income	1,838,902	577,952	620,023
Net loss attributable to noncontrolling interest	4,371	—	—
Net income attributable to Boyd Gaming	$1,843,273	$577,952	$620,023

Basic net income per common share	$22.56	$6.19	$6.12
Weighted average basic shares outstanding	81,701	93,314	101,325

Diluted net income per common share	$22.56	$6.19	$6.12
Weighted average diluted shares outstanding	81,716	93,349	101,373

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income	$1,838,902	$577,952	$620,023
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	302	(165)	123
Foreign currency translation adjustments	550	(1,139)	161
Comprehensive income	1,839,754	576,648	620,307
Amounts attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	4,371	—	—
Comprehensive loss attributable to noncontrolling interest	4,371	—	—
Comprehensive income attributable to Boyd Gaming	$1,844,125	$576,648	$620,307

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2023	102,816,110	$1,028	$305,152	$1,285,827	$(1,382)	$—	$1,590,625
Net income	—	—	—	620,023	—	—	620,023
Fair value adjustments to available-for-sale securities	—	—	—	—	123	—	123
Foreign currency translation adjustments	—	—	—	—	161	—	161
Stock options exercised	32,000	—	315	—	—	—	315
Release of restricted stock units, net of tax	202,516	2	(2,081)	(4,774)	—	—	(6,853)
Release of performance stock units, net of tax	318,878	3	(12,777)	—	—	—	(12,774)
Shares repurchased and retired	(6,537,051)	(65)	(322,988)	(93,202)	—	—	(416,255)
Dividends declared ($0.64 per share)	—	—	—	(63,642)	—	—	(63,642)
Share-based compensation costs	—	—	32,379	—	—	—	32,379
Balances, December 31, 2023	96,832,453	968	—	1,744,232	(1,098)	—	1,744,102
Net income	—	—	—	577,952	—	—	577,952
Fair value adjustments to available-for-sale securities	—	—	—	—	(165)	—	(165)
Foreign currency translation adjustments	—	—	—	—	(1,139)	—	(1,139)
Stock options exercised	44,980	—	701	—	—	—	701
Release of restricted stock units, net of tax	242,606	3	(1,618)	(7,696)	—	—	(9,311)
Release of performance stock units, net of tax	150,063	2	(119)	(6,091)	—	—	(6,208)
Shares repurchased and retired	(11,085,947)	(111)	(28,630)	(663,528)	—	—	(692,269)
Dividends declared ($0.68 per share)	—	—	—	(61,816)	—	—	(61,816)
Share-based compensation costs	—	—	29,666	—	—	—	29,666
Balances, December 31, 2024	86,184,155	862	—	1,583,053	(2,402)	—	1,581,513
Net income (loss)	—	—	—	1,843,273	—	(4,371)	1,838,902
Fair value adjustments to available-for-sale securities	—	—	—	—	302	—	302
Foreign currency translation adjustments	—	—	—	—	550	—	550
Stock options exercised	7,477	—	139	—	—	—	139
Release of restricted stock units, net of tax	196,382	2	(1,254)	(582)	—	—	(1,834)
Release of performance stock units, net of tax	99,948	1	(222)	(4,273)	—	—	(4,494)
Shares repurchased and retired	(10,119,471)	(101)	(30,809)	(754,912)	—	—	(785,822)
Dividends declared ($0.72 per share)	—	—	—	(57,274)	—	—	(57,274)
Share-based compensation costs	—	—	32,146	—	—	—	32,146
Transaction with noncontrolling interest	—	—	—	—	—	3,754	3,754
Balances, December 31, 2025	76,368,491	$764	$—	$2,609,285	$(1,550)	$(617)	$2,607,882

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$1,838,902	$577,952	$620,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302,710	276,639	256,780
Amortization of debt financing costs and discounts on debt	7,139	7,591	7,761
Non-cash operating lease expense	91,594	87,687	78,811
Non-cash expected credit loss (income) on note receivable	—	—	(34,371)
Share-based compensation expense	32,146	29,666	32,379
Deferred income taxes	(23,475)	58,145	(29,842)
Non-cash interest income	(3,009)	—	—
Non-cash impairment of assets	128,395	10,500	107,837
Gain on sale of investment	(1,748,000)	—	—
Loss on early extinguishments and modifications of debt	1,446	—	—
Other operating activities	(1,233)	9,116	1,665
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	47,974	5,964	(28,810)
Inventories	1,046	(543)	1,481
Prepaid expenses and other current assets	11,701	3,088	(10,369)
Income taxes (receivable) payable, net	8,068	(26,497)	(950)
Other assets, net	1,043	800	1,307
Accounts payable and accrued liabilities	373,730	6,344	(10,345)
Operating lease liabilities	(91,594)	(87,687)	(78,811)
Other liabilities	(1,904)	(1,690)	(30)
Net cash provided by operating activities	976,679	957,075	914,516
Cash Flows from Investing Activities
Capital expenditures	(588,215)	(400,400)	(373,950)
Cash paid for acquisitions, net of cash received	—	(30,266)	—
Cash paid for gaming license right intangible asset	(85,000)	—	—
Payments received on note receivable	—	208	113,555
Advances made under note receivable	(31,780)	—	—
Proceeds from sale of investment	1,758,000	—	—
Other investing activities	(10,184)	(3,454)	(3,935)
Net cash provided by (used in) investing activities	1,042,821	(433,912)	(264,330)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Financing Activities
Borrowings under credit facility	2,062,800	1,764,300	1,505,800
Payments under credit facility	(3,202,400)	(1,510,300)	(1,647,300)
Share-based compensation activities	(6,189)	(14,818)	(19,312)
Shares repurchased and retired	(778,324)	(685,850)	(412,655)
Dividends paid	(58,172)	(62,661)	(63,609)
Other financing activities	(6)	(172)	(172)
Net cash used in financing activities	(1,982,291)	(509,501)	(637,248)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	194	(228)	(73)
Change in cash, cash equivalents and restricted cash	37,403	13,434	12,865
Cash, cash equivalents and restricted cash, beginning of year	321,364	307,930	295,065
Cash, cash equivalents and restricted cash, end of year	$358,767	$321,364	$307,930
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$151,004	$173,177	$166,682
Cash received for interest	—	213	11,999
Cash paid for income taxes	131,767	144,512	164,482
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$38,712	$27,220	$23,509
Dividends declared not yet paid	13,767	14,665	15,508
Asset acquisition in exchange for contingent consideration	10,000	—	—
Derecognition of lease liability	(37,897)	—	—
Derecognition of right-of-use operating lease asset	37,897	—	—
Expected credit loss (income) on note receivable	—	—	(34,371)

The accompanying notes are an integral part of these consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Boyd Gaming Corporation (and together with its subsidiaries, the "Company," the "Registrant," "Boyd Gaming," "Boyd," "we" or "us") was incorporated in the state of Nevada in 1988 and has been operating since 1975. The Company's common stock is traded on the New York Stock Exchange under the symbol "BYD".

As of  December 31, 2025, we are a geographically diversified operator of 27 brick-and-mortar gaming entertainment properties ("gaming entertainment properties"). Headquartered in Las Vegas, Nevada, we have gaming operations in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania and Virginia. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria.

For financial reporting purposes, we have four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Online segment includes the operating results of our online gaming business, including the acquisition on September 1, 2024 of Resorts Digital Gaming, LLC ("Boyd Digital"), (collectively "Boyd Interactive") and online market access fees from our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC ("Lattner"), our Illinois distributed gaming operator. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Jokers Wild	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (2)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Sam's Town Hotel and Gambling Hall Tunica (3)	Tunica, Mississippi
Ameristar Casino * Hotel Kansas City (2)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (2)	St. Charles, Missouri
Belterra Park (2)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania
The Interim Gaming Hall (4)	Norfolk, Virginia

(1) Property has been closed since March 18, 2020. The Company began demolition of the property during the fourth quarter of 2025.

(2) Property is subject to a master lease agreement with a real estate investment trust.

(3) Property permanently closed on November 9, 2025.

(4) Property opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

Recasted Consolidated Statements of Operations

In 2025, the Company has separated out online reimbursements revenue from online revenue and online reimbursements expense from online expense. Under certain of our online market access agreements, we are the primary obligor and are responsible for paying gaming taxes and other license payments owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. To improve transparency on the face of the financial statements, the reimbursements we receive are recorded as online reimbursements revenue and the gaming taxes and other expenses paid are reported as online reimbursements expense. Online revenue and online expense include Boyd Interactive operations and our revenue share from our online market access agreements. Revenue and operating expense for 2024 and 2023 have been recast to conform to this presentation. The disaggregation of online reimbursements revenue from online revenue and online reimbursements expense from online expense did not impact the Company's total revenues, net income or earnings per share as previously reported for 2024 and 2023.

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

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2025	2024	2023	2022
Cash and cash equivalents	$353,413	$316,688	$304,271	$283,472
Restricted cash	5,354	4,676	3,659	11,593
Total cash, cash equivalents and restricted cash	$358,767	$321,364	$307,930	$295,065

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

The activity comprising our provision for expected credit losses is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance, January 1,	$2,341	$2,728	$2,595
Additions	1,311	921	984
Deductions	(1,095)	(1,308)	(851)
Ending balance, December 31,	$2,557	$2,341	$2,728

Inventories

Inventories consist primarily of food & beverage and retail items and are stated at the lower of cost or market. Cost is determined using the weighted-average inventory method.

Property and Equipment, net

Property and equipment are initially stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the asset's useful life or term of the lease.

The estimated useful lives of our major components of property and equipment are:

Building and improvements	2 through 40 years
Riverboats and barges	5 through 40 years
Furniture and equipment	1 through 12 years

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

Capitalized Interest

Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. There was capitalized interest of $3.2 million, $3.1 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Investment in Available for Sale Securities

We have an investment in a single municipal bond issuance of $15.6 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 ("City Bonds"). This investment is classified as available-for-sale and is recorded at fair value. The fair value at December 31, 2025 and 2024 was $12.3 million and $12.6 million, respectively. At both  December 31, 2025 and 2024, $0.8 million is included in prepaid expenses and other current assets and at  December 31, 2025 and 2024, $11.5 million and $11.8 million, respectively, is included in other assets, net.

Future maturities of the City Bonds, excluding the discount, for the years ending December 31 are summarized as follows:

(In thousands)
For the year ending December 31,
2026	$845
2027	910
2028	975
2029	1,050
2030	1,130
Thereafter	10,655
Total	$15,565

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

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

In performing our second quarter 2023 valuation allowance analysis, we determined that the positive evidence in favor of releasing a portion of our valuation allowance for certain state jurisdictions, outweighed the negative evidence. We utilized a rolling twelve quarters of pre-tax income adjusted for permanent book to tax differences as a measure of cumulative results in recent years. We transitioned from a cumulative loss position to a cumulative income position over the rolling twelve quarters ended June 30, 2023. Other evidence considered in the analysis included, but was not limited to, a trend reflective of improvement in recent earnings, forecasts of profitability and taxable income and the reversal of existing temporary differences. The change in these conditions during the three months ended June 30, 2023 provided positive evidence that supported the release of the valuation allowance against a significant portion of our state deferred tax assets. As such, we concluded that it was more likely than not that the benefit from our deferred tax assets would be realized. As a result, during the second quarter of 2023, we released $35.9 million of valuation allowance on our state income tax net operating loss carryforwards and other deferred tax assets.

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

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of December 31, 2025 and 2024, and for the years then ended, there were no changes to our unrecognized tax benefits to date.

Tax Credits

Pursuant to provisions under the Inflation Reduction Act of 2022, the Company entered into agreements to purchase $400.9 million of transferable federal energy tax credits during 2025 at a discount to face value, which resulted in an income tax benefit recorded during the year ended December 31, 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

The activity comprising our self-insurance reserves is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance, January 1,	$33,057	$33,857	$37,492
Additions
Charged to costs and expenses	85,218	79,373	68,981
Payments made	(84,470)	(80,173)	(72,616)
Ending balance, December 31,	$33,805	$33,057	$33,857

Accumulated Other Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. The accumulated other comprehensive income (loss) at December 31, 2025, consists of unrealized gains and losses on the investment available for sale resulting from changes in fair value and foreign currency translation adjustments.

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

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

	Year Ended December 31,
(In thousands)	2025	2024	2023
Food & beverage	$135,950	$128,322	$119,202
Rooms	65,395	62,944	62,521
Other	8,983	8,595	8,679

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $528.2 million, $515.3 million and $512.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Gaming taxes recorded as online expense, excluding taxes paid under online market access agreements (see Online Market Access Agreements below for further discussion), totaled $24.9 million, $14.4 million and $6.2 million for the years ended  December 31, 2025, 2024 and 2023, respectively.

Advertising Expense

Direct advertising costs are expensed the first time such advertising appears. Advertising costs are included in selling, general and administrative expenses on the consolidated statements of operations and totaled $27.6 million, $26.9 million and $22.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Currency Translation

The Company translates the financial statements of its foreign subsidiary that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. If a material income statement event occurs, the transaction would be translated at the exchange rate in effect on the date of occurrence. Translation adjustments are recorded in other comprehensive income (loss). Gains or losses from foreign currency transaction remeasurements are recorded as other, net on our consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Net Income per Share

Basic net income per share is computed by dividing net income attributable to Boyd Gaming by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

Collaborative Arrangements - FanDuel

In 2018, we acquired a five percent equity ownership in FanDuel Group Parent, LLC ("FanDuel"). During the period that we held the five percent equity interest, we did not have the ability to exercise significant influence over FanDuel's operations and financial policies. Our five percent equity ownership in FanDuel was recorded at cost in accordance with the measurement alternative allowed under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 321, Accounting for Investments of Equity Securities. We evaluated the investment for impairment whenever events or circumstances indicated that the carrying amount may not be recoverable. We evaluated the recorded value of the investment when any observable price changes in orderly transactions for an identical or similar investment required an adjustment of the investment to fair value. From the acquisition of the FanDuel equity interest in 2018 to the sale of such investment in July 2025, as discussed below, the Company had no accumulated impairments or adjustments to fair value related to the investment.

On July 10, 2025, Boyd Interactive Gaming Holdings, L.L.C. ("Boyd Interactive Holdings"), a wholly owned subsidiary of Boyd Gaming, entered into a definitive agreement ("Purchase Agreement") with TSE Holdings Ltd. ("Parent") and FanDuel, pursuant to which Parent agreed to purchase Boyd Interactive Holding's five percent equity interest (the "Equity Interest") in FanDuel, and Boyd Gaming and FanDuel, or their respective affiliated entities, agreed to enter into certain commercial arrangements (as discussed below). On July 31, 2025, pursuant to the Purchase Agreement, Boyd Interactive Holdings completed the sale of its Equity Interest to Parent for aggregate cash consideration of $1,758.0 million which reflected the estimated fair value of the Equity Interest. The resulting gain on sale of the Equity Interest is recorded in other, net on the consolidated statements of operations for the year ended December 31, 2025.

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

Online Market Access Agreements

Subject to state law and regulatory approvals, we offer online sports wagering under market access agreements with online operators and receive a market access fee from such in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri (beginning December 2025), Ohio (through June 30, 2025) and Pennsylvania as well as online casinos in Pennsylvania. Under our online market access agreements, including the FanDuel Market Access Agreements, the revenue share we receive from third-party operators is on actual net wagering wins and losses or a fixed annual fee. The market access fees under these market access agreements are recorded in online revenue on the consolidated statements of operations.

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

Concentration of credit risk, with respect to gaming receivables, is limited through our credit evaluation process. In jurisdictions that allow credit, we issue markers to approved gaming customers only following credit checks and investigations of creditworthiness.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Recently Adopted Accounting Pronouncements

Accounting Standards Update ("ASU") 2023-09, Income Taxes, Topic 740, Improvements to Income Tax Disclosures ("Update 2023-09")

In December 2023, the FASB issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted Update 2023-09 retrospectively in first quarter 2025, and the guidance was applied with the expanded income tax disclosure requirements included in Note 8, Income Taxes.

ASU 2023-07, Segment Reporting, Topic 280, Improvements to Reportable Segment Disclosures ("Update 2023-07")

In November 2023, the FASB issued Update 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Update 2023-07 is to be applied retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted Update 2023-07 during first quarter 2024, and the guidance was applied with the expanded significant segment expense disclosure requirements included in Note 14, Segment Information.

Recently Issued Accounting Pronouncements

ASU 2025-11, Interim Reporting (Topic 270) ("Update 2025-11")

In December 2025, the FASB issued Update 2025-11 to improve and clarify guidance related to interim reporting. Update 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-11 to the consolidated financial statements.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("Update 2025-06")

In September 2025, the FASB issued Update 2025-06 to clarify guidance regarding when an entity is required to start capitalizing software costs. Update 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-06 to the consolidated financial statements.

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) ("Update 2025-05")

In July 2025, the FASB issued Update 2025-05 to clarify guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. Update 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-05 to the consolidated financial statements.

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

NOTE 2.    ACQUISITION

Resorts Digital Gaming, LLC ("Boyd Digital")

On September 1, 2024, Boyd Interactive Gaming, Inc. ("Boyd Interactive Inc."), a wholly owned subsidiary of the Company, completed its acquisition of Boyd Digital, pursuant to a Membership Interest Purchase Agreement (the "Membership Agreement"), entered into on May 15, 2024, by and among Boyd Interactive Inc., DGMB Casino Holding, LLC and DGMB Casino SPE Corp.

Boyd Digital is an online casino operator based in New Jersey, operating a dual-brand strategy of Resorts Casino and Mohegan Sun. This acquisition was another step forward in building out our online casino business. In addition to acquiring the existing online business under both brands, the acquisition included a 20-year marketing agreement with a 10-year renewal option that provides for marketing and promotional services at Resorts Casino in Atlantic City, New Jersey. This marketing agreement allows us to provide our online customers in New Jersey access to a gaming entertainment property where they can redeem points earned under our loyalty program for such amenities as complimentary food & beverage and hotel rooms. The acquired company is aggregated into our Online segment (see Note 14, Segment Information).

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Purchase Price Allocation

The Company followed the acquisition method of accounting pursuant to FASB ASC Topic 805 guidance. In accordance with ASC 805, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as determined by management with the assistance from third-party specialists. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The following table presents the components of the final allocation of the purchase price as of the acquisition date and as reported in our Annual Report on Form 10-K for the year ended December 31, 2024:

(In thousands)	Final Purchase Price Allocation
Current assets	$4,303
Other assets	110
Intangible assets	22,800
Total acquired assets	27,213

Current liabilities	3,891
Other liabilities	28
Total liabilities assumed	3,919
Net identifiable assets acquired	23,294
Goodwill	10,700
Net assets acquired	$33,994

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

The Company expensed $0.1 million of acquisition related costs during the year ended December 31, 2024. There were no acquisition related costs for the years ended December 31, 2025 and 2023. These costs are included in project development, preopening and writedowns on the consolidated statements of operations.

The revenue and earnings from the acquisition are not material for the period from September 1, 2024 through December 31, 2024. The pro-forma revenue and earnings from the acquisition assuming all impacts as if it had been completed on January 1, 2024, are not material through December 31, 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

NOTE 3.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
(In thousands)	2025	2024
Land	$356,696	$338,469
Buildings and improvements	3,365,328	3,398,700
Furniture and equipment	1,980,090	1,870,124
Riverboats and barges	194,292	211,879
Construction in progress	271,603	148,571
Total property and equipment	6,168,009	5,967,743
Less accumulated depreciation	(3,296,625)	(3,288,467)
Property and equipment, net	$2,871,384	$2,679,276

Construction in progress primarily relates to costs capitalized in conjunction with major improvements that have not yet been placed into service, and accordingly, such costs are not currently being depreciated.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $283.6 million, $259.8 million and $240.0 million, respectively.

As a result of our first quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. In addition, as a result of our third quarter 2025 impairment review, the Company recorded long-lived asset impairment charges of $47.3 million for property and equipment related to our Midwest & South segment and $17.8 million for property and equipment related to our Las Vegas Locals segment. Further, as a result of our fourth quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $25.0 million for property and equipment related to our Midwest & South segment. To determine the value of the long-lived asset and the resulting impairment, we utilized the income approach which focuses on the income-producing capability of the asset and the sales comparison approach which focuses on comparable sales transactions. These noncash impairment charges are recorded in impairment of assets on the consolidated statement of operations. There were no impairments of our property and equipment long-lived assets during 2024 and 2023.

NOTE 4.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2025
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	3.7	$3,300	$(880)	$—	$—	$2,420
Host agreements	7.4	58,000	(29,323)	—	—	28,677
Development agreement	3.6	21,373	(10,304)	—	—	11,069
Developed technology	6.4	47,361	(15,351)	—	(80)	31,930
B2B relationships	4.0	28,000	(12,395)	—	(6)	15,599
B2C relationships	8.8	13,000	(3,430)	—	—	9,570
Marketing agreement	18.7	4,500	(300)	—	—	4,200
		175,534	(71,983)	—	(86)	103,465
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,491,835	(33,960)	(253,974)	—	1,203,901
		1,691,735	(33,960)	(286,249)	—	1,371,526
Balances, December 31, 2025		$1,867,269	$(105,943)	$(286,249)	$(86)	$1,474,991

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

Gaming License Rights

Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight, and a limitation on the number of licenses available for issuance therein. In the majority of cases, the value of our gaming licenses is determined using a multi-period excess earnings method, which is a specific discounted cash flow model. The value is determined at an amount equal to the present value of the incremental after-tax cash flows attributable only to future gaming revenue, discounted to present value at a risk-adjusted rate of return. With respect to the application of this methodology, we used the following significant projections of future cash flows, assumptions and estimates: gaming revenues; gaming operating expenses; general and administrative expenses; tax expense; terminal value; and discount rate. In three instances, we determine the value of our gaming licenses by applying a cost approach. Our primary consideration in the application of this methodology is the initial statutory fee associated with acquiring a gaming license in the jurisdiction.

Activity for the Years Ended December 31, 2025, 2024 and 2023

The following table sets forth the changes in these intangible assets:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Trademarks	Gaming License Rights	Intangible Assets, Net
Balance, January 1, 2023	$980	$40,278	$20,228	$35,898	$27,360	$12,819	$—	$167,625	$1,121,947	$1,427,135
Additions	—	—	—	3,536	—	—	—	—	—	3,536
Impairments	—	—	—	—	—	—	—	—	(21,300)	(21,300)
Amortization	(940)	(3,867)	(3,053)	(3,882)	(3,914)	(1,083)	—	—	—	(16,739)
Effect of foreign currency exchange	—	—	—	172	40	—	—	—	—	212
Balance, December 31, 2023	40	36,411	17,175	35,724	23,486	11,736	—	167,625	1,100,647	1,392,844
Additions	3,300	—	—	3,454	—	—	4,500	—	15,000	26,254
Impairments	—	—	—	—	—	—	—	—	(10,500)	(10,500)
Amortization	(260)	(3,867)	(3,053)	(4,563)	(3,915)	(1,083)	(75)	—	—	(16,816)
Effect of foreign currency exchange	—	—	—	(643)	(132)	—	—	—	—	(775)
Balance, December 31, 2024	3,080	32,544	14,122	33,972	19,439	10,653	4,425	167,625	1,105,147	1,391,007
Additions	—	—	—	3,926	—	—	—	—	98,754	102,680
Amortization	(660)	(3,867)	(3,053)	(6,306)	(3,914)	(1,083)	(225)	—	—	(19,108)
Effect of foreign currency exchange	—	—	—	338	74	—	—	—	—	412
Balance, December 31, 2025	$2,420	$28,677	$11,069	$31,930	$15,599	$9,570	$4,200	$167,625	$1,203,901	$1,474,991

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2026	$660	$3,867	$3,053	$5,430	$3,907	$1,083	$225	$18,225
2027	660	3,867	3,053	5,414	3,914	1,083	225	18,216
2028	660	3,867	3,053	5,200	3,914	1,083	225	18,002
2029	440	3,867	1,910	4,500	3,296	1,083	225	15,321
2030	—	3,867	—	3,946	200	1,083	225	9,321
Thereafter	—	9,342	—	7,440	368	4,155	3,075	24,380
Total future amortization	$2,420	$28,677	$11,069	$31,930	$15,599	$9,570	$4,200	$103,465

Trademarks and gaming license rights are not subject to amortization, as we have determined that they have an indefinite useful life; however, these assets are subject to an annual impairment test each year and between annual test dates in certain circumstances.

Impairments

There were no impairment charges recorded during 2025.

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

NOTE 5.     GOODWILL

Goodwill consists of the following:

	December 31, 2025
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	90	22,827
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2025	$1,372,099	$(6,134)	$(408,078)	$90	$957,977

	December 31, 2024
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	2	22,739
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2024	$1,372,099	$(6,134)	$(408,078)	$2	$957,889

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Changes in Goodwill

During the year ended December 31, 2025, there were no changes in goodwill other than the effect of foreign currency exchange rates.

During the year ended December 31, 2024, we recorded $10.7 million of goodwill, in our Online segment related to the acquisition of Boyd Digital.

During the year ended December 31, 2023, we recorded goodwill impairment charges of $86.5 million, of which $82.0 million related to our Online segment and $4.5 million related to Managed & Other, our aggregated other nonreportable operating segments category.

The following table sets forth the changes in our goodwill, net, during the years ended December 31, 2025, 2024 and 2023.

(In thousands)	Goodwill, Net
Balance, January 1, 2023	$1,033,744
Effect of foreign currency exchange	134
Impairments	(86,537)
Balance, December 31, 2023	947,341
Additions	10,700
Effect of foreign currency exchange	(152)
Balance, December 31, 2024	957,889
Effect of foreign currency exchange	88
Balance, December 31, 2025	$957,977

NOTE 6.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Payroll and related	$75,822	$86,267
Interest	17,092	17,593
Gaming	72,627	73,321
Player loyalty program	20,132	20,896
Advance deposits	17,795	15,426
Outstanding chips	5,443	7,790
Dividends payable	13,767	14,665
Operating leases	111,836	102,855
Other	493,413	108,602
Total accrued liabilities	$827,927	$447,415

Included in Other as of December 31, 2025 is $371.3 million of 2025 renewable energy investment tax credits purchased from third parties. See additional discussion in Note 8, Income Taxes.

NOTE 7.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	December 31, 2025
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2025	Principal	Costs	Debt, Net
Credit facility	5.318%	$160,700	$(3,820)	$156,880
4.750% senior notes due 2027	4.750%	1,000,000	(3,896)	996,104
4.750% senior notes due 2031	4.750%	900,000	(7,415)	892,585
Long-term debt, net		$2,060,700	$(15,131)	$2,045,569

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

The Credit Agreement (i) provides for a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) provided for an $880.0 million senior secured term A loan (the "Term A Loan," collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility matures on March 2, 2027 (or earlier upon the occurrence or non-occurrence of certain events) and the Term A Loan was repaid in full as of December 31, 2025. The Term A Loan was fully funded on the Closing Date and proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Facility, including a senior secured term loan A facility and senior secured term loan B facility (the "Prior Refinancing Term B Loan"), to fund transaction costs in connection with the Credit Agreement, and for general corporate purposes. On January 21, 2026, the Company entered into an Amended and Restated Credit Agreement which is further discussed in Note 16, Subsequent Events.

Amounts Outstanding

The outstanding principal amounts under the Credit Facility are comprised of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Revolving Credit Facility	$135,000	$475,000
Term A Loan	—	759,000
Swing Loan	25,700	66,300
Total outstanding principal amounts	$160,700	$1,300,300

During the year ended December 31, 2025, the Company used the $1,758.0 million cash proceeds from the sale of the Equity Interest in FanDuel, as discussed in Note 1, Summary of Significant Accounting Policies, to pay down the then outstanding Credit Facility debt, which consisted of $915.0 million on the Revolving Credit Facility, $726.0 million on the Term A Loan and $39.9 million on the Swing Loan. The full repayment of the outstanding Term A Loan extinguished the Term A Loan under the Credit Facility.

With a total revolving credit commitment of $1,450.0 million available under the Credit Facility, $135.0 million and $25.7 million in borrowings outstanding on the Revolving Credit Facility and on the Swing Loan, respectively, and $12.7 million allocated to support various letters of credit, there is a remaining contractual availability under the Credit Facility of $1,276.6 million at  December 31, 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Interest and Fees

The interest rate on the outstanding balance of the Revolving Credit Facility, and on the Term A Loan prior to its extinguishment upon full repayment in 2025, is based upon, at the Company’s option, either: (i) a rate based on the Secured Overnight Financing Rate ("SOFR") administered by the Federal Reserve Bank of New York, or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% and is determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the Revolving Credit Facility. The rates based on SOFR will be determined based upon, at the Company’s option, either: (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York, and will include credit spread adjustments as set forth in the Credit Agreement. The "base rate" under the Credit Agreement is the highest of (x) Bank of America’s publicly-announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one month interest period plus 1.00%.

Optional and Mandatory Prepayments

Pursuant to the terms of the Credit Agreement, the Company is required to use a portion of its annual excess cash flow to prepay loans outstanding under the Credit Agreement if the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) exceeds certain thresholds set forth in the Credit Agreement. Additionally, prior to its full repayment in 2025, the loans under the Term A Loan amortized in an annual amount equal to 5.00% of the original principal amount thereof, payable on a quarterly basis.

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

The Credit Agreement includes an accordion feature which permits the incurrence of one or more new tranches of revolving credit commitments in an aggregate amount up to the sum of (i) $1,000.0 million, (ii) the amount of certain voluntary prepayments of senior secured indebtedness of the Company, and (iii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

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

The maximum permitted Consolidated Total Net Leverage Ratio is calculated as Consolidated Net Indebtedness to twelve-month trailing Consolidated EBITDA, as defined by the Credit Agreement. The maximum Consolidated Total Net Leverage Ratio must be no higher than 4.50 to 1.00.

Current Maturities of Our Indebtedness

As of December 31, 2024, we classified certain non-extending balances under our Credit Facility as a current maturity, as such amounts came due within the next twelve months. As of December 31, 2025, there are not any amounts that come due under our Credit Facility within the next twelve months.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Senior Notes

4.750% Senior Notes due June 2031

On June 8, 2021, we issued $900.0 million aggregate principal amount of 4.750% senior notes due June 2031 ("4.750% Senior Notes due 2031"). The 4.750% Senior Notes due 2031 require semi-annual interest payments on March 15 and September 15 of each year. The 4.750% Senior Notes due 2031 will mature on  June 15, 2031 and are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us. The net proceeds from the 4.750% Senior Notes due 2031 and cash on hand were used to finance the redemption of our outstanding 6.375% senior notes due April 2026 and 6.000% senior notes due August 2026.

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

We may redeem all or a portion of the 4.750% Senior Notes due 2027 at redemption prices equal to 100% of the principal amount, plus accrued and unpaid interest and Additional Interest.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Early Extinguishments and Modifications of Debt

During the year ended December 31, 2025, the Company incurred $1.4 million in loss on early extinguishments of debt due to the full repayment and extinguishment of the Term A Loan with proceeds from the sale of the Equity Interest in FanDuel. The $1.4 million incurred relates to the write-off of unamortized deferred finance charges associated with the Term A Loan. There were no charges to loss on early extinguishments and modifications of debt during the years ended December 31, 2024 and 2023.

Covenant Compliance

As of December 31, 2025, we were in compliance with the financial covenants of our debt instruments.

The indentures governing the notes issued by the Company contain provisions that allow for the incurrence of additional indebtedness, if after giving effect to such incurrence, the coverage ratio (as defined in the respective indentures, essentially a ratio of the Company's consolidated EBITDA to fixed charges, including interest) for the Company's trailing four quarter period on a pro forma basis would be at least 2.0 to 1.0. Should this provision prohibit the incurrence of additional debt, the Company may still borrow under its existing credit facility. At December 31, 2025, the available borrowing capacity under our Credit Facility was $1,276.6 million.

Scheduled Maturities of Long-Term Debt

The scheduled maturities of long-term debt are as follows:

(In thousands)	Total
For the year ending December 31,
2026	$—
2027	1,160,700
2028	—
2029	—
2030	—
Thereafter	900,000
Total outstanding principal of long-term debt	$2,060,700

NOTE 8.    INCOME TAXES

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are provided to record the effects of temporary differences between the tax basis of an asset or liability and its amount as reported in our consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components comprising our deferred income tax assets and liabilities are as follows:

	December 31,
(In thousands)	2025	2024
Deferred income tax assets
State net operating loss carryforwards	$42,112	$41,206
Operating lease liability	140,597	158,301
Share-based compensation	17,789	17,317
Other	91,678	29,770
Gross deferred income tax assets	292,176	246,594
Valuation allowance	(13,296)	(13,296)
Deferred income tax assets, net of valuation allowance	278,880	233,298

Deferred income tax liabilities
Difference between book and tax basis of property and intangible assets	416,127	382,854
State tax liability	42,851	32,084
Right-of-use asset	136,951	154,480
Other	6,424	10,796
Gross deferred income tax liabilities	602,353	580,214
Deferred income tax liabilities, net	$323,473	$346,916

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

At December 31, 2025, we have state income tax net operating loss carryforwards of approximately $754.0 million, which may be used to reduce future state income taxes. The majority of the state net operating loss carryforwards will expire in various years ranging from 2026 to 2046, if not fully utilized, and the remaining may be used indefinitely.

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

We have maintained a valuation allowance against certain federal and state deferred tax assets as of December 31, 2025 due to uncertainties related to our ability to realize the tax benefits associated with these assets. The balance of this valuation allowance was $13.3 million as of  December 31, 2025 and 2024. In assessing the need to establish a valuation allowance, we consider, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. Valuation allowances are evaluated periodically and subject to change in future reporting periods as a result of changes in the factors noted above.

Provision for Income Taxes

A summary of the provision for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Income (loss) before income taxes
United States	$2,330,204	$753,109	$760,638
Foreign	(533)	(1,106)	(7,731)
Total income before income taxes	2,329,671	752,003	752,907
Income tax provision
Current
Federal	$116,760	$110,433	$148,726
State	21,664	7,456	14,937
Foreign	—	—	—
Total current taxes provision	138,424	117,889	163,663
Deferred
Federal	342,545	42,235	20,820
State	9,829	13,987	(49,709)
Foreign	(29)	(60)	(1,890)
Total deferred taxes provision	352,345	56,162	(30,779)
Total income tax provision	$490,769	$174,051	$132,884

As discussed in Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements, in January 2025 we adopted ASU 2023-09 retrospectively.  A reconciliation of the U.S. federal statutory income tax rates to our effective tax rates pursuant to the new disclosure requirements of ASU 2023-09 are as follows:

	Year Ended December 31,
	2025		2024		2023
(In thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Tax at federal statutory rate	$489,231	21.0%	$157,921	21.0%	$158,110	21.0%
State income taxes, net of federal benefit (1)	24,879	1.1%	16,940	2.3%	(26,322)	(3.5)%
Foreign taxes	(28)	—%	(60)	—%	(1,890)	(0.3)%
Federal tax credit
Renewable energy credits	(24,790)	(1.1)%	—	—%	—	—%
Other credits	(1,643)	(0.1)%	(2,027)	(0.3)%	(2,228)	(0.3)%
Nontaxable or nondeductible items	3,120	0.2%	1,277	0.1%	5,214	0.7%
Effective tax rate	$490,769	21.1%	$174,051	23.1%	$132,884	17.6%

(1) For 2025, Illinois, Kansas, and New Jersey represented the majority of the tax effect in this category. For 2024, Louisiana and Missouri represented the majority of the tax effect in this category. For 2023, Indiana represented the majority of the tax effect in this category.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Our tax provision for the year ended December 31, 2025 was unfavorably impacted by state taxes and certain nondeductible expenses, including nondeductible compensation and employee benefit expenses, which were partially offset by federal renewable energy and other tax credits, foreign taxes, and the inclusion of excess tax benefits related to equity compensation as a component of the provision for income taxes.

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

Cash Paid for Income Taxes, Net of Refunds
The following table provides a detail of the cash taxes paid, net of refunds:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Federal	$108,321	$131,000	$146,000
State	23,446	13,512	18,482
Foreign	—	—	—
Total cash taxes paid, net of refunds	$131,767	$144,512	$164,482

Income taxes paid, net of refunds, exceeded five percent of total income taxes paid, net of refunds, in the following jurisdictions:

	Year Ended December 31,
(In thousands)	2025	2024	2023
State
Illinois (1)	$6,710	$—	$—

(1) Jurisdiction did not meet the disclosure requirements for the years ended December 31, 2024 and 2023 and as such are presented as zero.

Status of Examinations
We generated net operating losses on our federal income tax returns for years 2011 through 2013 and in 2020. These returns remain subject to federal examination until the statute of limitations expires for the year in which the net operating losses are utilized. We utilized all our federal net operating losses in 2021.

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of  December 31, 2025, and for the year then ended, there were no changes to our unrecognized tax benefits to date.

As it relates to our material state tax returns, we are subject to examination for tax years ended on or after December 31, 2016. The statute of limitations will expire over the per iod October 2026 through November 2029.

We believe that we have adequately reserved for any tax liability; however, the ultimate resolution of an examination  may result in an outcome that is different than our current expectation. We do not believe the ultimate resolution of any examination will have a material impact on our consolidated financial statements.

Other Long-Term Tax Liabilities
The impact of an uncertain income tax position taken in our income tax return is recognized at the largest amount that is more-likely-than- not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. If applicable, our liability for uncertain tax positions is recorded as other long-term tax liabilities in our consolidated balance sheets. As of December 31, 2025  and   2024 and during the years ended December 31, 2025, 2024 and  2023, the Company had no uncertain tax positions.

Tax Credits
Pursuant to provisions under the Inflation Reduction Act of 2022, the Company entered into agreements to purchase $400.9 million of transferable federal energy tax credits during 2025 at a discount to face value, which resulted in an income tax benefit recorded during the year ended December 31, 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

Mulvane Development Agreement

On March 7, 2011, Kansas Star entered into a Development Agreement with the City of Mulvane ("Mulvane Development Agreement") related to the provision of water, sewer, and electrical utilities to the Kansas Star site. This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by the City of Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to the City of Mulvane’s full obligations under the general obligation bonds.

All infrastructure improvements to the Kansas Star site under the Mulvane Development Agreement are complete and the City of Mulvane issued $19.7 million in general obligation bonds related to these infrastructure improvements. At both  December 31, 2025 and 2024, under the Mulvane Development Agreement, Kansas Star recorded $1.6 million, which is included in accrued liabilities on the consolidated balance sheets and at  December 31, 2025 and 2024, $0.8 million, net of a $0.2 million discount, and $2.0 million, net of a $0.5 million discount, respectively, is recorded as a long-term obligation in other liabilities on the consolidated balance sheets. Interest costs are expensed as incurred and the discount will be amortized to interest expense over the term of the special tax assessment ending in 2028. Kansas Star's special tax assessment related to these bonds is approximately $1.6 million annually. Payments under the special tax assessment are secured by irrevocable letters of credit of $5.0 million issued by the Company in favor of the City of Mulvane, representing an amount equal to three times the annual special assessment tax imposed on Kansas Star.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Interest costs under the Minimum Assessment Agreement obligation are expensed as incurred. As of December 31, 2025 and 2024, the remaining obligation under the Minimum Assessment Agreement was $1.9 million at each date, which was recorded in accrued liabilities on the consolidated balance sheets and $9.9 million, net of a $1.3 million discount, and $10.6 million, net of a $1.5 million discount, respectively, which was recorded as a long-term obligation in other liabilities on the consolidated balance sheets. The discount will be amortized to interest expense over the life of the Minimum Assessment Agreement. Total minimum payments by Diamond Jo Dubuque under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

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

Iowa Qualified Sponsoring Organization Agreements

Diamond Jo Dubuque and Diamond Jo Worth are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with Diamond Jo Dubuque and Diamond Jo Worth, a certain percentage of the casino’s adjusted gross receipts on an ongoing basis. Diamond Jo Dubuque pays 4.50% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Worth pays 5.76% on slot and table game revenues and 0.75% on sports wagering revenue. Diamond Jo Dubuque expensed $3.5 million during each of the years ended December 31, 2025, 2024 and 2023, respectively, related to its agreement. Diamond Jo Worth expensed $6.5 million, $6.2 million and $6.1 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to its agreement. The Diamond Jo Dubuque agreement expires on December 31, 2030. The Diamond Jo Worth agreement expires on March 31, 2035, and is subject to automatic ten-year renewal periods.

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

The pre-development costs financed by us, and the cost of the land and parking lot financed by us, were to be repaid under the terms of a note receivable with Wilton Rancheria bearing interest at 12.5% and payment timing and the payment amount were subject to an excess cash flow waterfall payment prioritization and maintenance of a certain leverage ratio, among other restrictions under Wilton Rancheria's third-party credit agreement that provided funding for the rest of the construction project. Given the significant barriers of the project, a majority of advances made during the 10-year period were historically reserved in full when advanced. The Wilton Rancheria amended their third-party credit agreement in March 2023 and such amendment effectively allowed Sky River Casino to begin making previously disallowed distributions, under the excess cash flow waterfall. Given the amendment in the first quarter of 2023, the Company updated its evaluation of its expected losses on the note receivable. As the amendment allowed for quarterly payments to begin and given the sustained operating strength of the recently opened property, the Company concluded it expected to receive all payments due under the note receivable. As such, the Company removed the remaining allowance on the note receivable in the first quarter of 2023, which represented a reserve on both the development advances and interest on the note. The allowance reduction is thus allocated accordingly and $20.1 million is recorded in project development, preopening and writedowns and $14.3 million is recorded in interest income, both reflected in the consolidated statement of operations for the year ended December 31, 2023. The Company received $0.2 million in principal payments and $0.2 million in interest due under the note receivable during the year ended December 31, 2024, and $113.6 million in principal payments and $12.0 million in interest due under the note receivable during the year ended December 31, 2023. As of December 31, 2025 and 2024, the principal and interest outstanding on the note receivable was fully repaid.

Separately, the management agreement provides for us to manage the gaming facility upon opening for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $98.9 million, $88.4 million and $76.9 million for our management services for the years ended December 31, 2025, 2024 and 2023, respectively, is paid monthly and recorded in management fee revenue on the consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

Master Lease Agreements

A Boyd subsidiary, Boyd TCIV, entered into the Master Lease ("Boyd TCIV Master Lease") pursuant to which the landlord agreed to lease to Boyd TCIV the facilities associated with Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Ogle Haus, LLC, commencing on October 15, 2018 and ending on April 30, 2026 as the initial term, with options for renewal. The term of this Boyd TCIV Master Lease may be extended for five separate renewal terms of five years each. The monthly lease payment consists of the following, (i) the building base rent, as defined in the Boyd TCIV Master Lease agreement, plus (ii) the land base rent, as defined in the Boyd TCIV Master Lease agreement, plus (iii) the percentage rent, as defined in the Boyd TCIV Master Lease agreement. Each and every other lease year commencing with the third lease year, the percentage rent will reset based on a calculation defined in the Boyd TCIV Master Lease agreement.

On May 6, 2020, PNK (Ohio), LLC, a Boyd subsidiary, that owns the business operations of Belterra Park, entered into a master lease to which the landlord agreed to lease to PNK (Ohio), LLC, the facilities associated with Belterra Park ("PNK (Ohio) Master Lease" and together with the Boyd TCIV Master Lease, the "Master Leases"). The PNK (Ohio) Master Lease has substantially the same terms as the Boyd TCIV Master Lease, as discussed above.

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

On February 14, 2025, the Norfolk Casino land was purchased, and pursuant to the October 21, 2024, agreements between the Company and the Tribe, PITGA, and GEC, the Company entered into agreements with the Tribe, PITGA and GEC to develop and manage the Norfolk Casino. GEC was previously formed to develop and operate the Norfolk Casino and had no assets or operations, other than the exclusive right to a gaming license for a casino development in Norfolk, Virginia. The development agreement with PITGA and GEC provides for the Company to fund and manage the development of the Norfolk Casino ("Norfolk Development Agreement"). The management agreement with PITGA and GEC provides for the Company to manage the operations of the developed Norfolk Casino ("Norfolk Management Agreement"), including both the transitional casino and the full casino resort. GEC received a gaming license from the Virginia Lottery on October 29, 2025. The transitional casino opened to the public on November 7, 2025 and the full casino resort is expected to open in late 2027, pending receipt of final regulatory approval.

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

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

NOTE 10.    LEASES

We have operating and finance leases primarily for four casino hotel properties, parking ramps, gaming and other equipment. Our leases have remaining lease terms of one year to 51 years, some of which include options to extend the leases for up to 60 years, and some of which include options to terminate the leases within one year. Certain of our lease agreements, including the Master Leases, include provisions for variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time. Such variable lease payments are expensed in the period in which the obligation for these payments is incurred. Variable lease expense recognized in the years ended  December 31, 2025, 2024 and 2023 was $34.5 million, $32.7 million and $34.9 million, respectively.

As part of our fourth quarter 2025 impairment test, the Company recorded impairment charges of $6.0 million for operating lease right-of-use assets related to our Midwest & South segment.

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Operating lease cost	$159,353	$158,283
Short-term lease cost	—	—

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$157,655	$156,136

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41,006	31,556

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In thousands, except lease term and discount rate)	2025	2024
Operating Leases
Operating lease right-of-use assets, including favorable lease rates asset	$646,146	$735,618

Current lease liabilities (included in accrued liabilities)	$111,836	$102,855
Operating lease liabilities	554,252	651,751
Total operating lease liabilities	$666,088	$754,606

Weighted Average Remaining Lease Term
Operating leases (in years)	14.1	14.6

Weighted Average Discount Rate
Operating leases	8.5%	8.3%

Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases
For the year ending December 31,
2026	$157,129
2027	156,092
2028	116,778
2029	116,132
2030	115,989
Thereafter	512,263
Total lease payments	1,174,383
Less imputed interest	(508,295)
Less current portion (included in accrued liabilities)	(111,836)
Long-term portion of operating lease liabilities	$554,252

Future minimum rental income, which is primarily related to retail and restaurant facilities located within our properties, is as follows:

(In thousands)	Minimum Rental Income
For the year ending December 31,
2026	$1,438
2027	1,360
2028	1,272
2029	1,016
2030	990
Thereafter	1,255
Total	$7,331

NOTE 11.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

We have in the past, and may in the future, acquire our equity securities through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or otherwise, upon such terms and at such prices as we may determine from time to time. On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024 and July 17, 2025. There were 10.1 million shares, 11.1 million shares and 6.5 million shares repurchased during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, $362.1 million remained available under the Share Repurchase Program.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

The following table provides information regarding share repurchases during the referenced periods.(1)

	For the Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Shares repurchased (2)	10,119	11,086	6,537
Total cost, including brokerage fees (3)	$778,324	$685,850	$412,655
Average repurchase price per share (4)	$76.91	$61.87	$63.13

(1) Shares repurchased reflect repurchases settled during the twelve months ended December 31, 2025, 2024 and 2023. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31 of each year.

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

Dividends

Dividends are declared at the discretion of our Board of Directors. We are subject to certain limitations regarding the payment of dividends, such as restricted payment limitations contained in our Credit Agreement and the indentures for our outstanding senior notes. The dividends declared by the Board of Directors under this program as of December 31, 2025 are:

Declaration date	Record date	Payment date	Amount per share
February 14, 2023	March 15, 2023	April 15, 2023	$0.16
May 4, 2023	June 15, 2023	July 15, 2023	0.16
August 15, 2023	September 15, 2023	October 15, 2023	0.16
December 7, 2023	December 22, 2023	January 15, 2024	0.16
February 28, 2024	March 15, 2024	April 15, 2024	0.17
May 9, 2024	June 15, 2024	July 15, 2024	0.17
August 20, 2024	September 15, 2024	October 15, 2024	0.17
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
August 12, 2025	September 15, 2025	October 15, 2025	0.18
December 4, 2025	December 15, 2025	January 15, 2026	0.18

Stock Incentive Plan

In April 2020, the Company's stockholders approved the 2020 Stock Incentive Plan (the "2020 Plan"), which amended and restated the Company's 2012 Stock Incentive Plan (the "2012 Plan") to (a) provide for a term ending ten years from the date of stockholder approval at the Annual Meeting, (b) state the number of shares of the Company's common stock authorized for issuance over the term of the 2020 Plan to be 3.3 million shares plus the aggregate number of shares remaining available for future awards under the 2012 Plan and the number of shares subject to outstanding awards under the 2012 Plan that would have again become available for issuance pursuant to new awards under the 2012 Plan, whether because the outstanding awards under the 2012 Plan are forfeited or canceled, expire or are settled in cash, or because the shares covered by such awards under the 2012 Plan are surrendered or withheld in payment of the award exercise or purchase price in satisfaction of tax withholding obligations, (c) remove the individual award limit and set an annual grant limit for non-employee directors, and (d) make certain other changes. Under our 2020 Plan, approximately 6.0 million shares remain available for grant at December 31, 2025. The number of authorized but unissued shares of common stock under this 2020 Plan as of December 31, 2025 was approximately 8.3 million shares.

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

Stock Options

Options granted under the 2020 Plan generally become exercisable ratably over a three-year period from the date of grant. Options that have been granted under the 2012 Plan and will be granted under the 2020 Plan have an exercise price equal to the market price of our common stock on the date of grant and will expire no later than ten years after the date of grant. The Company did not issue any stock option grants in 2025, 2024 and 2023.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Summarized stock option plan activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Option Price	Term	Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2023	108,381	$14.58
Granted	—	—
Canceled	—	—
Exercised	(32,000)	9.86
Outstanding at December 31, 2023	76,381	16.56
Granted	—	—
Canceled	—	—
Exercised	(44,980)	15.60
Outstanding at December 31, 2024	31,401	17.94
Granted	—	—
Canceled	—	—
Exercised	(7,477)	18.55
Outstanding at December 31, 2025	23,924	$17.75	0.9	$1,615

Exercisable at December 31, 2024	31,401	$17.94	1.8	$1,714

Exercisable at December 31, 2025	23,924	$17.75	0.9	$1,615

Share-based compensation costs related to stock option awards are calculated based on the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2025:

	Options Outstanding			Options Exercisable
Weighted-
Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$17.75	23,924	0.9	$17.75	23,924	$17.75

The total intrinsic value of in-the-money options exercised during the years ended December 31, 2025, 2024 and 2023 was $0.5 million, $2.1 million, and $1.7 million, respectively. No options vested during the years ended  December 31, 2025, 2024 and 2023 and there were no unrecognized share-based compensation costs related to unvested stock options as of December 31, 2025.

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

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

Summarized RSU activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2023	918,248
Granted	304,361	$65.36
Canceled	(14,729)
Awarded	(311,376)
Outstanding at December 31, 2023	896,504
Granted	291,961	$63.29
Canceled	(11,100)
Awarded	(324,372)
Outstanding at December 31, 2024	852,993
Granted	255,667	$78.86
Canceled	(19,215)
Awarded	(175,341)
Outstanding at December 31, 2025	914,104

As of December 31, 2025, there was approximately $9.2 million of total unrecognized share-based compensation costs related to unvested RSUs, which is expected to be recognized over approximately 1.1 years.

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

Each PSU represents a contingent right to receive a share of Boyd Gaming Corporation common stock; however, the actual number of common shares awarded is dependent upon the occurrence of: (i) a requisite service period; and (ii) an evaluation of specific performance conditions. The performance conditions are based on Company metrics such as net revenue growth, Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent under master leases ("Adjusted EBITDAR") growth, Adjusted EBITDAR margin growth, return on invested capital and customer metrics, all of which are determined over a period of time as defined in the grant agreement. Based upon actual and combined achievement, the number of shares awarded could range from zero, if no conditions are met, a 50% payout if only threshold performance is achieved, a payout of 100% for target performance, or a payout of up to 200% of the original award for achievement of maximum performance. Each condition is weighted and evaluated separately in determining the payout and, based upon management's estimates at the service inception date, the Company is expected to meet the target for each performance condition. Therefore, the related compensation cost of these PSUs assumes all units granted will be awarded. Share-based compensation costs related to PSU awards are calculated based on the market price on the date of the grant.

These PSUs will vest three years from the service inception date, during which time achievement of the related performance conditions is periodically evaluated, and the number of shares expected to be awarded, and resulting compensation expense, is adjusted accordingly.

Performance Shares Vesting

The PSU grants awarded in first quarter 2022, third quarter 2021 and fourth quarter 2019 vested during first quarter 2025, 2024 and 2023, respectively. Common shares under the 2022 grant were issued based on the determination by the Compensation Committee of the Board of Directors ("Compensation Committee") of our actual achievement of Adjusted EBITDAR, Adjusted EBITDAR margin and return on invested capital for the three-year performance period from  January 1, 2022 to  December 31, 2024. Common shares under the 2021 grant were issued based on the determination by the Compensation Committee of our actual achievement of Adjusted EBITDAR and return on invested capital for the two-year performance period from July 2021 to June 2023. Common shares under the 2019 grant were issued based on the determination by the Compensation Committee of our actual achievement of net revenue growth and Adjusted EBITDAR growth for the three-year performance period from  January 1, 2020 to  December 31, 2022. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in February 2022 resulted in a total of 147,970 shares being issued during first quarter 2025, representing approximately 1.22 shares per PSU. Of the 147,970 shares issued, a total of 55,433 were surrendered by the participants for payroll taxes, resulting in a net issuance of 92,537 shares due to the vesting of the 2022 grant. The actual achievement level under the award metrics equaled the estimated performance as of year-end 2024; therefore, the vesting of the PSUs did not impact compensation costs in our 2025 consolidated statement of operations.

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

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

Summarized PSU activity is as follows:

		Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2023	514,290
Granted	141,644	$65.24
Performance Adjustment	259,891
Canceled	(1,265)
Awarded	(519,782)
Outstanding at December 31, 2023	394,778
Granted	142,130	$63.96
Performance Adjustment	116,905
Canceled	(2,322)
Awarded	(246,982)
Outstanding at December 31, 2024	404,509
Granted	143,417	$79.42
Performance Adjustment	26,676
Canceled	(4,413)
Awarded	(158,762)
Outstanding at December 31, 2025	411,427

As of December 31, 2025, there was approximately $1.9 million of total unrecognized share-based compensation costs related to unvested PSUs, which is expected to be recognized over approximately 1.7 years. Based on the current estimates of performance compared to the targets set for the respective PSU grants, the Company estimates that approximately 0.5 million shares will be issued to settle the PSUs outstanding at December 31, 2025.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Summarized Career Shares activity is as follows:

		Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2023	931,821
Granted	30,409	$54.39
Canceled	(3,529)
Awarded	—
Outstanding at December 31, 2023	958,701
Granted	22,829	$63.82
Canceled	—
Awarded	(51,249)
Outstanding at December 31, 2024	930,281
Granted	20,333	$71.83
Canceled	(8,014)
Awarded	(47,336)
Outstanding at December 31, 2025	895,264

As of December 31, 2025, there was approximately $1.3 million of total unrecognized share-based compensation costs related to unvested Career Shares, which is expected to be recognized over 3.1 years.

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

The following table summarizes our share-based compensation costs by award type:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Restricted Stock Units	$18,665	$17,197	$17,821
Performance Stock Units	12,080	11,049	13,029
Career Shares	1,401	1,420	1,529
Total share-based compensation costs	$32,146	$29,666	$32,379

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our consolidated statements of operations:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Gaming	$1,009	$997	$1,036
Food & beverage	193	191	198
Room	92	91	94
Selling, general and administrative	5,131	5,071	5,263
Corporate expense	25,721	23,316	25,788
Total share-based compensation expense	$32,146	$29,666	$32,379

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	December 31, 2025
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$353,413	$353,413	$—	$—
Restricted cash	5,354	5,354	—	—
Investment available for sale	12,347	—	—	12,347

	December 31, 2024
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$316,688	$316,688	$—	$—
Restricted cash	4,676	4,676	—	—
Investment available for sale	12,553	—	—	12,553

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks at December 31, 2025 and 2024.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Investment Available for Sale

We have an investment in a single municipal bond issuance of $15.6 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and a discounted cash flows analysis as of December 31, 2025 and 2024. The fair value of the investment is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation as of December 31, 2025 and 2024 is a discount rate of 12.6% and 13.0%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the consolidated balance sheets and in the consolidated statements of comprehensive income. At both  December 31, 2025 and 2024, $0.8 million of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at December 31, 2025 and 2024, $11.5 million and $11.8 million, respectively, is included in other assets, net on the consolidated balance sheets. The discount associated with this investment of $1.6 million and $1.8 million as of  December 31, 2025 and 2024, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the consolidated statements of operations.

The following table summarizes the changes in fair value of the Company’s Level 3 investment available for sale asset:

	Year Ended December 31,
(In thousands)	2025	2024
Balance at beginning of reporting period	$12,553	$13,327
Total gains (losses) (realized or unrealized):
Included in interest income	179	176
Included in other comprehensive income (loss)	400	(220)
Purchases, sales, issuances and settlements:
Settlements	(785)	(730)
Balance at end of reporting period	$12,347	$12,553

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

The fair value of indefinite-lived intangible assets, long-lived assets and operating lease right-of-use-assets, classified in the fair value hierarchy as Level 3, is utilized in performing the Company's impairment analyses (see Note 3, Property and Equipment, Net, Note 4, Intangible Assets and Note 10, Leases). In addition, the fair value of the FanDuel Equity Interest, classified in the fair value hierarchy as Level 3, was utilized in allocating the proceeds from the sale of the FanDuel Equity Interest (see Note 1, Summary of Significant Accounting Policies - Collaborative Arrangements - FanDuel).

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our note receivable and obligation under minimum assessment arrangements.

	December 31, 2025
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$34,789	$34,789	$35,641	Level 3
Liabilities
Obligation under assessment arrangements	15,737	14,200	17,915	Level 3

	December 31, 2024
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Liabilities
Obligation under assessment arrangements	$18,014	$16,057	$20,719	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	December 31, 2025
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Credit facility	$160,700	$156,880	$160,700	Level 2
4.750% senior notes due 2027	1,000,000	996,104	996,250	Level 1
4.750% senior notes due 2031	900,000	892,585	877,500	Level 1
Total debt	$2,060,700	$2,045,569	$2,034,450

	December 31, 2024
	Outstanding Face	Carrying	Estimated	Fair Value
(In thousands)	Amount	Value	Fair Value	Hierarchy
Credit facility	$1,300,300	$1,291,191	$1,279,428	Level 2
4.750% senior notes due 2027	1,000,000	994,156	968,750	Level 1
4.750% senior notes due 2031	900,000	891,237	832,500	Level 1
Other	6	6	6	Level 3
Total debt	$3,200,306	$3,176,590	$3,080,684

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

The estimated fair values of our note receivable and obligation under assessment arrangements are based on a discounted cash flow approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spreads. The estimated fair value of our Credit Facility is based on a relative value analysis performed on or about December 31, 2025 and 2024. The estimated fair values of our senior notes are based on quoted market prices as of December 31, 2025 and 2024. The other debt is not traded and does not have observable market inputs; therefore, we have estimated fair value to be equal to the carrying value for these obligations.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2025 and 2024.

NOTE 13.    EMPLOYEE BENEFIT PLANS

We contribute to multiemployer pension defined benefit plans under terms of collective-bargaining agreements that cover our union-represented employees. Contributions, based on wages paid to covered employees, totaled approximately $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. These aggregate contributions were not individually significant to any of the respective plans. Our share of the unfunded vested liability related to multi-employer plans, if any, is not determinable and our participation is not individually significant on an individual multiemployer plan basis.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plans. The expense of our voluntary contributions to the 401(k) profit-sharing plans and trusts, net of realized forfeitures, was $5.5 million, $5.3 million and $5.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 14.    SEGMENT INFORMATION

We have four reportable segments consisting of: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online (collectively "Reportable Segments"). The Online segment includes the operating results of Boyd Interactive and online market access fees from our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner. The table in Note 1, Summary of Significant Accounting Policies, lists the classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure.

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expenses, impairments of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, net income (loss) attributable to non-controlling interest, other items, net and master lease rent expense, as applicable. Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and Adjusted EBITDAR related to the online operations in our Online segment. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

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

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Year Ended December 31, 2025
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$654,132	$92,901	$84,977	$—	$—	$—	$57,947	$889,957
Downtown Las Vegas	144,003	45,061	27,526	—	—	—	12,147	228,737
Midwest & South	1,794,435	172,284	78,783	—	—	—	71,092	2,116,594
Online	—	—	—	132,165	576,158	—	—	708,323
Managed & Other	45,580	—	—	—	—	98,869	3,929	148,378
Total Revenues	$2,638,150	$310,246	$191,286	$132,165	$576,158	$98,869	$145,115	$4,091,989

	Year Ended December 31, 2024 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$647,753	$89,842	$98,365	$—	$—	$—	$58,548	$894,508
Downtown Las Vegas	145,878	44,775	27,498	—	—	—	11,940	230,091
Midwest & South	1,747,032	168,905	78,745	—	—	—	68,733	2,063,415
Online	—	—	—	155,760	450,473	—	—	606,233
Managed & Other	43,263	—	—	—	—	88,407	4,277	135,947
Total Revenues	$2,583,926	$303,522	$204,608	$155,760	$450,473	$88,407	$143,498	$3,930,194

	Year Ended December 31, 2023 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$684,661	$90,182	$96,157	$—	$—	$—	$57,118	$928,118
Downtown Las Vegas	143,899	42,252	24,986	—	—	—	11,270	222,407
Midwest & South	1,741,068	155,983	77,974	—	—	—	66,920	2,041,945
Online	—	—	—	94,203	328,008	—	—	422,211
Managed & Other	43,660	—	—	—	—	76,921	3,230	123,811
Total Revenues	$2,613,288	$288,417	$199,117	$94,203	$328,008	$76,921	$138,538	$3,738,492

(1) Revenues for the years ended December 31, 2024 and 2023 have been recast to reflect the change made during 2025 to separate online reimbursements revenue from online revenue.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in our accompanying consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Adjusted EBITDAR
Las Vegas Locals	$420,507	$428,423	$470,971
Downtown Las Vegas	80,451	83,325	85,507
Midwest & South	777,655	765,706	781,673
Online	63,146	107,604	62,337
Managed & Other	108,141	96,153	84,478
Corporate expense	(96,138)	(90,618)	(90,175)
Adjusted EBITDAR	1,353,762	1,390,593	1,394,791
Other operating costs and expenses
Deferred rent	588	648	708
Master lease rent expense	113,769	111,406	108,398
Depreciation and amortization	302,710	276,639	256,780
Share-based compensation expense	32,146	29,666	32,379
Project development, preopening and writedowns	12,360	28,572	(8,935)
Impairment of assets	128,395	10,500	107,837
Other operating items, net	15,388	5,385	(4,207)
Total other operating costs and expenses	605,356	462,816	492,960
Operating income	748,406	927,777	901,831
Other expense (income)
Interest income	(4,826)	(1,625)	(23,886)
Interest expense, net of amounts capitalized	157,642	177,409	171,247
Loss on early extinguishments and modifications of debt	1,446	—	—
Other, net	(1,735,527)	(10)	1,563
Total other (income) expense, net	(1,581,265)	175,774	148,924
Income before income taxes	2,329,671	752,003	752,907
Income tax provision	(490,769)	(174,051)	(132,884)
Net income	1,838,902	577,952	620,023
Net loss attributable to noncontrolling interest	4,371	—	—
Net income attributable to Boyd Gaming	$1,843,273	$577,952	$620,023

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses not directly related to our casino, hotel and online operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

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

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Year Ended December 31, 2025
Revenues	$889,957	$228,737	$2,116,594	$708,323	$148,378	$4,091,989
Other segment expenses (1)	469,450	148,286	1,338,939	645,177	40,237	2,642,089
Corporate expense	—	—	—	—	—	96,138
Adjusted EBITDAR	$420,507	$80,451	$777,655	$63,146	$108,141	$1,353,762

Year Ended December 31, 2024
Revenues	$894,508	$230,091	$2,063,415	$606,233	$135,947	$3,930,194
Other segment expenses (1)	466,085	146,766	1,297,709	498,629	39,794	2,448,983
Corporate expense	—	—	—	—	—	90,618
Adjusted EBITDAR	$428,423	$83,325	$765,706	$107,604	$96,153	$1,390,593

Year Ended December 31, 2023
Revenues	$928,118	$222,407	$2,041,945	$422,211	$123,811	$3,738,492
Other segment expenses (1)	457,147	136,900	1,260,272	359,874	39,333	2,253,526
Corporate expense	—	—	—	—	—	90,175
Adjusted EBITDAR	$470,971	$85,507	$781,673	$62,337	$84,478	$1,394,791

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	December 31,	December 31,
(In thousands)	2025	2024
Assets
Las Vegas Locals	$1,681,176	$1,623,935
Downtown Las Vegas	288,699	292,765
Midwest & South	3,924,404	3,855,386
Online	159,996	185,567
Managed & Other	111,396	115,839
Corporate	409,019	318,323
Total Assets	$6,574,690	$6,391,815

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

Capital Expenditures

The Company's capital expenditures by Reportable Segment and Managed & Other category consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Capital Expenditures
Las Vegas Locals	$212,982	$71,182	$82,918
Downtown Las Vegas	12,342	12,040	42,233
Midwest & South	209,610	228,457	200,577
Online	187	42	224
Managed & Other	4,951	5,050	5,001
Corporate	159,422	90,959	55,776
Total Capital Expenditures	599,494	407,730	386,729
Change in Accrued Capital Expenditure Additions	(11,279)	(7,330)	(12,779)
Cash-Based Capital Expenditures	$588,215	$400,400	$373,950

The Company utilizes the Corporate entities to centralize the development of major renovation and other capital development projects that are included as construction in progress. After the project is complete, the corporate entities transfer the projects to the segment subsidiaries.

NOTE 15.     RELATED PARTY TRANSACTIONS

Boyd Percentage Ownership

Marianne Boyd Johnson, our Chairman, together with her immediate family, beneficially owned approximately 30% of our outstanding shares of common stock as of December 31, 2025. As such, the Boyd family has the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation or sale of assets. For each of the years ended December 31, 2025, 2024 and 2023, there were no related party transactions between the Company and the Boyd family other than compensation, including salary and equity incentives, and Board of Director fees.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2025 and 2024 and for the years ended  December 31, 2025, 2024 and 2023

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2025. During this period, up to the filing date, other than the following: (i) a $0.20 per share cash dividend declared by the Board of Directors on  February 19, 2026 and payable  April 15, 2026 to shareholders of record on March 16, 2026; and (ii) entering into a new amended and restated credit agreement as discussed further below, we did not identify any additional subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

On January 21, 2026 (the “New Closing Date”), the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the “New Guarantors”), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The New Credit Agreement amends and restates the Credit Agreement.

The New Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the “New Term A Loan Facility”, and the loans thereunder, the “New Term A Loans”). The New Revolving Credit Facility and the New Term A Loan Facility mature on the fifth anniversary of the New Closing Date (or earlier upon the occurrence or non-occurrence of certain events). New Term A Loans are available to be drawn until July 1, 2027 in up to a maximum of four (4) borrowings, provided that, on February 1, 2026, the remaining borrowings available under the New Term A Loan Facility will be reduced by an amount equal to the greater of New Term A Loans previously made and $400.0 million. Proceeds from the New Credit Agreement were used to refinance all outstanding obligations under the Credit Agreement and to fund transaction costs in connection with the New Credit Agreement and may be used for working capital and other general corporate purposes.

The New Credit Agreement includes an accordion feature which permits the incurrence of one or more new tranches of revolving credit commitments or term loans and increases to the New Revolving Credit Facility and New Term A Loan Facility in an aggregate amount up to the sum of (i) the greater of (x) $1,250.0 million and (y) 100% of Consolidated EBITDA (as defined in the New Credit Agreement), (ii) the amount of certain voluntary prepayments of senior secured indebtedness of the Company, and (iii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Consolidated First Lien Net Leverage Ratio (as defined in the New Credit Agreement) to exceed 3.00 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

Pursuant to the terms of the New Credit Agreement (i) the loans under the New Term A Loan Facility will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing with the first full fiscal quarter ending after the earlier of (x) the date the New Term A Loans have been fully funded and (y) July 1, 2027, payable on a quarterly basis, and (ii) beginning with the fiscal year ending December 31, 2026, the Company will be required to use a portion of its annual excess cash flow to prepay loans outstanding under the New Credit Agreement if the Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) exceeds certain thresholds set forth in the New Credit Agreement.

The interest rate on the outstanding balance from time to time of the New Revolving Credit Facility and the New Term A Loan Facility is based upon, at the Company’s option, either: (i) a rate based on the SOFR administered by the Federal Reserve Bank of New York, or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio (as defined in the New Credit Agreement) and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the New Revolving Credit Facility and the New Term A Loan Facility. The rates based on SOFR will be determined based upon, at the Company’s option, (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of all applicable lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York. The “base rate” under the New Credit Agreement is the highest of (x) Bank of America’s publicly announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one-month interest period plus 1.00%.

Amounts outstanding under the New Credit Agreement may be prepaid without premium or penalty, and the unutilized portion of the commitments may be terminated without penalty, subject to certain conditions.

The New Credit Agreement contains certain financial and other covenants, including, without limitation, various covenants (i) requiring the maintenance of a minimum consolidated interest coverage ratio on a quarterly basis, (ii) requiring the maintenance of a maximum Consolidated Total Net Leverage Ratio on a quarterly basis, (iii) imposing limitations on the incurrence of indebtedness and liens, (iv) imposing limitations on transfers, sales and other dispositions and (v) imposing restrictions on investments, dividends and certain other payments. Subject to certain exceptions, the Company may be required to repay the amounts outstanding under the New Credit Agreement in connection with certain asset sales and issuances of certain additional non-permitted or refinancing indebtedness.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years in the period ended December 31, 2025.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management's assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our independent registered public accounting firm also reported on the effectiveness of our internal controls over financial reporting. Management's report and the independent registered public accounting firm's attestation report are located below.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, as discussed above, our management concluded that our internal control over financial reporting was effective as of December 31, 2025, the end of our most recent fiscal year.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which report follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Boyd Gaming Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boyd Gaming Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 20, 2026

ITEM 9B.    Other Information

None of the Company's directors or officers adopted, modified or terminated a "Rule 10b5-1 trading agreement" or a "non-Rule 10b5-1 trading arrangement" during the Company's fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information required by this item regarding the members of our board of directors and our audit committee, including our audit committee financial experts, will be set forth under the captions Board Committees - Audit Committee, Director Nominees, and Section 16(a) Reporting Compliance in our Definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table sets forth the non-director executive officers of Boyd Gaming Corporation as of February 20, 2026:

Name	Age	Position
Josh Hirsberg	64	Chief Financial Officer and Treasurer (Principal Financial Officer)
Uri Clinton	53	General Counsel and Corporate Secretary
Stephen S. Thompson	66	Chief Administrative Officer
Steven Schutte	56	Executive Vice President of Operations
Ward Shaw	56	Executive Vice President of Operations
Lori M. Nelson	45	Chief Accounting Officer (Principal Accounting Officer) and Senior Vice President Financial Operations and Reporting

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

Steven Schutte was appointed the Company's Executive Vice President of Nevada Operations on December 1, 2024, having served previously as Senior Vice President of Operations since July 14, 2014. In his current role, Mr. Schutte oversees day-to-day operations for all of the Company's Nevada properties, as well as certain corporate functions. Prior to joining the Company in 2014, he held several senior-level positions in the gaming industry, including Senior Vice President of Operations for Station Casinos.

Ward Shaw was appointed Executive Vice President of Midwest & South Operations on December 1, 2024, having previously served as Senior Vice President of Operations since October 2018. In his current role, Mr. Shaw oversees day-to-day operations for the Company’s properties in the Midwest & South segment, as well as certain corporate functions. Prior to joining the company in 2018, he held senior-level positions with several major companies in the gaming industry over the course of his 29-year career, including Pinnacle Entertainment and Harrah's Entertainment.

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

ITEM 11.    Executive Compensation

The information required by this item will be set forth under the captions Director Compensation, Compensation Discussion and Analysis, Compensation Tables, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report in our Definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the captions Ownership of Principal Stockholders and Management and Equity Compensation Plan Information in our Definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions Transactions with Related Persons and Director Independence in our Definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), as well as the audit committee's pre-approval policies will appear under the captions Audit and Non-Audit Fees and Audit Committee Pre-Approval of Audit and Non-Audit Services in our Definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibit List

Exhibit
Number	Description of Exhibit	Method of Filing

2.1	Equity Purchase Agreement, entered into on July 10, 2025, by and among FanDuel Group Parent, LLC, a Delaware limited liability company, TSE Holdings Ltd., and Boyd Interactive Gaming Holdings, L.L.C., a Nevada limited liability company	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2025.

3.1	Amended and Restated Articles of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

3.2	Amended and Restated By-Laws of Boyd Gaming Corporation	Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.1	Form of Indenture relating to senior debt securities	Incorporated by reference to Exhibit 4.1 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

4.2	Form of Indenture relating to subordinated debt securities	Incorporated by reference to Exhibit 4.2 of the Registrant's Automatic Shelf Registration Statement on Form S-3ASR dated May 1, 2015.

Exhibit
Number	Description of Exhibit	Method of Filing

4.3	Indenture governing the Company's 4.750% Senior Notes due 2027, dated December 3, 2019, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.4	Form of 4.750% Senior Note due 2027.	Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed December 3, 2019.

4.5	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

4.6	Indenture governing the Company's 4.750% Senior Notes due 2031, dated June 8, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

4.7	Form of 4.750% Senior Note due 2031.	Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 8, 2021.

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
Incorporated by reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 26, 2024.

4.10	Second Supplemental Indenture governing the Company’s 4.750% Senior Notes due 2027, dated March 12, 2025, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 2, 2025.

4.11	Second Supplemental Indenture governing the Company’s 4.750% Senior Notes due 2031, dated March 12, 2025, by and among the Company, the guarantors named therein and Wilmington Trust National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 2, 2025.

Exhibit
Number	Description of Exhibit	Method of Filing

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.

10.2*	Annual Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.3*	Boyd Gaming Corporation Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.39 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.4*	Form of Restricted Stock Unit Agreement and Notice of Award pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.5*	Boyd Gaming Corporation 2002 Stock Incentive Plan (as amended and restated on May 15, 2008)	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2008.

10.6*	Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.7*	Form of Award Agreement for Restricted Stock Units under 2002 Stock Incentive Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.8*	Form of Award Agreement for Restricted Stock Units under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2006.

10.9*	Form of Career Restricted Stock Unit Award Unit Agreement under the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 13, 2006.

10.10*	Form of Restricted Stock Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.11*	Form of Performance Share Unit Agreement and Notice of Award Pursuant to the 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.12*	Amendment Number 1 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.13*	Amendment Number 2 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14*	Amendment Number 3 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.15*	Amendment Number 4 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16*	Amendment Number 5 to the Amended and Restated Deferred Compensation Plan	Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

10.17*	Amended and Restated 2000 Executive Management Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on May 24, 2006.

10.18*	Change in Control Severance Plan for Tier I, II and III Executives	Incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit
Number	Description of Exhibit	Method of Filing

10.19*	2012 Stock Incentive Plan (As amended and restated effective May 17, 2012) (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012).	Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2012.

10.20	Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC.	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 18, 2018.

10.21	Master Lease, dated October 15, 2018, by and between Boyd (Ohio) PropCo, LLC and PNK (Ohio), LLC	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020.

10.22*	2020 Stock Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed September 29, 2020.

10.23	Credit Agreement, dated as of March 2, 2022, among the Company, the Guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association as swingline lender, and certain other financial institutions party thereto as lenders	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022 filed with the SEC on May 6, 2022.

10.24	Amended and Restated Credit Agreement, dated as of January 21, 2026, among the Company, the Guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association as swingline lender, and certain other financial institutions party thereto as lenders	Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on January 21, 2026.

19	Insider Trading Policy	Incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 26, 2024.

21.1	Subsidiaries of the Registrant	Filed electronically herewith.

22	List of Guarantor Subsidiaries of Boyd Gaming Corporation	Filed electronically herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed electronically herewith.

24	Power of Attorney (included in Part IV to this Annual Report on Form 10-K)	Filed electronically herewith.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a)	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350	Furnished electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. § 1350	Furnished electronically herewith.

97.1*	Compensation Recoupment Policy	Incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 26, 2024.

99.1	Governmental Gaming Regulations	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

101

The following materials from Boyd Gaming Corporation's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

Filed electronically herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith.

________________________________

*	Management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

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

Signature	Title	Date

/s/ MARIANNE BOYD JOHNSON	Chairman	February 20, 2026
Marianne Boyd Johnson

/s/ KEITH E. SMITH	President, Chief Executive Officer and Director	February 20, 2026
Keith E. Smith	(Principal Executive Officer)

/s/ JOSH HIRSBERG	Chief Financial Officer and Treasurer	February 20, 2026
Josh Hirsberg	(Principal Financial Officer)

/s/ WILLIAM R. BOYD	Director	February 20, 2026
William R. Boyd

/s/ JOHN R. BAILEY	Director	February 20, 2026
John R. Bailey

/s/ MICHAEL A. HARTMEIER	Director	February 20, 2026
Michael A. Hartmeier

/s/ CHRISTINE J. SPADAFOR	Director	February 20, 2026
Christine J. Spadafor

/s/ A. RANDALL THOMAN	Director	February 20, 2026
A. Randall Thoman

/s/ PAUL W. WHETSELL	Director	February 20, 2026
Paul W. Whetsell

Senior Vice President Financial Operations and Reporting and
/s/ LORI M. NELSON	Chief Accounting Officer	February 20, 2026
Lori M. Nelson	(Principal Accounting Officer)