Form 10-Q
period 2026-03-31
BOYD GAMING CORP
filed 2026-04-30
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2026 was 74,330,156.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2026

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents ($6,223 and $5,557 assets related to VIE)	$372,716	$353,413
Restricted cash	5,576	5,354
Accounts receivable, net ($121 and $141 assets related to VIE)	78,748	84,352
Inventories ($0 and $6 assets related to VIE)	19,689	20,189
Prepaid expenses and other current assets ($4 and $0 assets related to VIE)	53,271	45,483
Income taxes receivable	—	21,937
Total current assets	530,000	530,728
Property and equipment, net	2,929,476	2,871,384
Operating lease right-of-use assets ($2,748 and $2,809 assets related to VIE)	628,912	646,146
Other assets, net	95,368	93,464
Intangible assets, net ($98,754 and $98,754 assets related to VIE)	1,471,209	1,474,991
Goodwill, net	957,946	957,977
Total assets	$6,612,911	$6,574,690
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ($332 and $255 liabilities related to VIE)	$137,499	$151,292
Accrued liabilities ($2,065 and $1,932 liabilities related to VIE)	729,766	827,927
Income taxes payable	15,692	—
Total current liabilities	882,957	979,219
Long-term debt, net of current maturities and debt issuance costs	2,271,887	2,045,569
Operating lease liabilities, net of current portion ($1,323 and $1,388 liabilities related to VIE)	536,745	554,252
Deferred income taxes	323,128	323,473
Other liabilities	63,637	64,295
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 74,833,007 and 76,368,491 shares outstanding	748	764
Additional paid-in capital	—	—
Retained earnings	2,537,356	2,609,285
Accumulated other comprehensive loss	(1,681)	(1,550)
Boyd Gaming Corporation stockholders' equity	2,536,423	2,608,499
Noncontrolling interest	(1,866)	(617)
Total stockholders' equity	2,534,557	2,607,882
Total liabilities and stockholders' equity	$6,612,911	$6,574,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
Revenues
Gaming	$650,501	$638,693
Food & beverage	75,770	74,158
Room	45,947	47,388
Online	26,248	39,967
Online reimbursements	135,447	129,606
Management fee	26,221	25,146
Other	37,221	36,607
Total revenues	997,355	991,565
Operating costs and expenses
Gaming	254,849	246,123
Food & beverage	64,915	63,337
Room	19,172	18,997
Online	17,670	16,424
Online reimbursements	135,447	129,606
Other	13,205	12,791
Selling, general and administrative	109,985	107,846
Master lease rent expense	28,584	28,160
Maintenance and utilities	35,743	36,725
Depreciation and amortization	94,989	68,223
Corporate expense	36,784	29,951
Project development, preopening and writedowns	20,268	(1,522)
Impairment of assets	—	32,272
Other operating items, net	1,752	2,745
Total operating costs and expenses	833,363	791,678
Operating income	163,992	199,887
Other expense (income)
Interest income	(1,865)	(808)
Interest expense, net of amounts capitalized	28,451	48,437
Loss on early extinguishments and modifications of debt	391	—
Other, net	7	107
Total other expense, net	26,984	47,736
Income before income taxes	137,008	152,151
Income tax provision	(32,715)	(41,269)
Net income	104,293	110,882
Net loss attributable to noncontrolling interest	1,249	537
Net income attributable to Boyd Gaming	$105,542	$111,419

Basic net income per common share	$1.37	$1.31
Weighted average basic shares outstanding	76,767	85,119

Diluted net income per common share	$1.37	$1.31
Weighted average diluted shares outstanding	76,777	85,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net income	$104,293	$110,882
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	118	411
Foreign currency translation adjustments	(249)	15
Comprehensive income	104,162	111,308
Amounts attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	1,249	537
Comprehensive loss attributable to noncontrolling interest	1,249	537
Comprehensive income attributable to Boyd Gaming	$105,411	$111,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2026	76,368,491	$764	$—	$2,609,285	$(1,550)	$(617)	$2,607,882
Net income (loss)	—	—	—	105,542	—	(1,249)	104,293
Fair value adjustments to available-for-sale securities	—	—	—	—	118	—	118
Foreign currency translation adjustments	—	—	—	—	(249)	—	(249)
Stock options exercised	23,924	—	425	—	—	—	425
Release of restricted stock units, net of tax	179,162	2	(207)	(8,804)	—	—	(9,009)
Release of performance stock units, net of tax	108,477	1	(38)	(5,347)	—	—	(5,384)
Shares repurchased and retired	(1,847,047)	(19)	(7,878)	(148,285)	—	—	(156,182)
Dividends declared ($0.20 per share)	—	—	—	(15,035)	—	—	(15,035)
Share-based compensation costs	—	—	7,698	—	—	—	7,698
Balances, March 31, 2026	74,833,007	$748	$—	$2,537,356	$(1,681)	$(1,866)	$2,534,557

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2025	86,184,155	$862	$—	$1,583,053	$(2,402)	$—	$1,581,513
Net income (loss)	—	—	—	111,419	—	(537)	110,882
Fair value adjustments to available-for-sale securities	—	—	—	—	411	—	411
Foreign currency translation adjustments	—	—	—	—	15	—	15
Stock options exercised	7,477	—	139	—	—	—	139
Release of restricted stock units, net of tax	44,277	—	(1,209)	(397)	—	—	(1,606)
Release of performance stock units, net of tax	99,124	1	(222)	(4,273)	—	—	(4,494)
Shares repurchased and retired	(4,453,045)	(44)	(6,313)	(324,748)	—	—	(331,105)
Dividends declared ($0.18 per share)	—	—	—	(14,745)	—	—	(14,745)
Share-based compensation costs	—	—	7,605	—	—	—	7,605
Transaction with noncontrolling interest	—	—	—	—	—	3,754	3,754
Balances, March 31, 2025	81,881,988	$819	$—	$1,350,309	$(1,976)	$3,217	$1,352,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$104,293	$110,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,989	68,223
Amortization of debt financing costs and discounts on debt	1,727	1,889
Non-cash operating lease expense	25,867	23,333
Share-based compensation expense	7,698	7,605
Deferred income taxes	(334)	2,411
Non-cash interest income	(855)	(418)
Non-cash impairment of assets	—	32,272
Loss on early extinguishments and modifications of debt	391	—
Other operating activities	9,687	(2,417)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	5,582	22,321
Inventories	500	493
Prepaid expenses and other current assets	(7,521)	2,716
Income taxes (receivable) payable, net	37,629	39,982
Other assets, net	(942)	1,710
Accounts payable and accrued liabilities	(119,511)	(31,453)
Operating lease liabilities	(25,867)	(23,333)
Other liabilities	1,003	177
Net cash provided by operating activities	134,336	256,393
Cash Flows from Investing Activities
Capital expenditures	(155,180)	(169,893)
Advances made under note receivable	—	(31,780)
Cash paid for asset acquisitions	—	(41,461)
Other investing activities	(1,009)	(7,287)
Net cash used in investing activities	(156,189)	(250,421)
Cash Flows from Financing Activities
Borrowings under credit facilities	644,625	808,900
Payments under credit facilities	(419,600)	(470,800)
Debt financing costs	(825)	—
Share-based compensation activities	(13,968)	(5,961)
Shares repurchased and retired	(155,037)	(327,997)
Dividends paid	(13,767)	(14,665)
Other financing activities	—	(5)
Net cash provided by (used in) financing activities	41,428	(10,528)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(50)	5
Change in cash, cash equivalents and restricted cash	19,525	(4,551)
Cash, cash equivalents and restricted cash, beginning of period	358,767	321,364
Cash, cash equivalents and restricted cash, end of period	$378,292	$316,813
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$25,881	$45,579
Cash paid (received) for income taxes	(514)	91
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$42,148	$24,907
Dividends declared not yet paid	15,035	14,745
Asset acquisition in exchange for contingent consideration	—	38,539
Derecognition of right-of-use operating lease asset	—	36,883
Derecognition of lease liability	—	(36,883)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 20, 2026.

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

Recasted Condensed Consolidated Statements of Operations (Unaudited)

Starting in the third quarter of 2025, the Company separated online reimbursements revenue from online revenue and online reimbursements expense from online expense. Under certain of our online market access agreements, we are the primary obligor and are responsible for paying gaming taxes and other license obligations owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. To improve transparency on the face of the financial statements, the reimbursements we receive are recorded as online reimbursements revenue and the gaming taxes and other expenses paid are reported as online reimbursements expense. Online revenue and online expense include Boyd Interactive operations and our revenue share from our online market access agreements. Revenue and operating expense for the three months ended March 31, 2025 have been recast to conform to this presentation. The disaggregation of online reimbursements revenue from online revenue and online reimbursements expense from online expense did not impact the Company's total revenues, net income or earnings per share as previously reported for the three months ended March 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments, which include cash on hand and in banks, interest-bearing deposits and money market funds with maturities of three months or less at their date of purchase. The instruments are not restricted as to withdrawal or use and are on deposit with high credit quality financial institutions. Although these balances may at times exceed the federal insured deposit limit, we believe such risk is mitigated by the quality of the institution holding such deposit. The carrying values of these instruments approximate their fair values because balances are generally available on demand.

Restricted Cash

Restricted cash consists primarily of: (i) amounts restricted by regulation for gaming and racing purposes; (ii) amounts restricted by regulation for the value in players' online casino gaming accounts; and (iii) advance payments received for future bookings with our Hawaiian travel agency. These restricted cash balances are invested in highly liquid instruments with a maturity of 90 days or less. These restricted cash balances are held by high credit quality financial institutions. The carrying values of these instruments approximate their fair values because of their short maturities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash balances reported within the condensed consolidated balance sheets to the total balance shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,	March 31,	December 31,
(In thousands)	2026	2025	2025	2024
Cash and cash equivalents	$372,716	$353,413	$311,503	$316,688
Restricted cash	5,576	5,354	5,310	4,676
Total cash, cash equivalents and restricted cash	$378,292	$358,767	$316,813	$321,364

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

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

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Food & beverage	$32,345	$32,259
Room	15,697	15,124
Other	2,141	1,806

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled approximately $132.0 million and $127.1 million for the three months ended March 31, 2026 and 2025, respectively. Gaming taxes recorded as online expense, excluding taxes paid under online market access agreements (see Online Market Access Agreements below for further discussion), totaled $6.9 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of March 31, 2026, there were no changes to our unrecognized tax benefits to date.

Tax Credits

Pursuant to provisions under the Inflation Reduction Act of 2022, the Company enters into agreements to purchase transferable federal energy tax credits at a discount to face value. The discount associated with these tax credits is recognized as an income tax benefit recorded proportionately in the same period that the tax credits are used. The Company paid $73.8 million in the first quarter of 2026 related to transferable federal energy tax credits purchased in 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

Online Market Access Agreements

Subject to state law and regulatory approvals, we offer online sports wagering under market access agreements with online operators and receive a market access fee from such operators in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri (beginning in December 2025) and Pennsylvania as well as online casinos in Pennsylvania. In addition, we offered online sports wagering under market access agreements in Ohio through June 30, 2025. Under our online market access agreements, we receive a revenue share from the third-party operator based on actual net wagering wins and losses or a fixed annual fee. The market access fees under these market access agreements are recorded in online revenue on the condensed consolidated statements of operations.

Under certain of our online market access agreements, we are the primary obligor and are responsible for paying gaming taxes and other license obligations owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. We report these gaming taxes and other expenses paid as online reimbursements expense and the reimbursements we receive as online reimbursements revenue.

Currency Translation

The Company has foreign subsidiaries related to its Boyd Interactive operations. The Company translates the financial statements of these foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. If a material income statement event occurs, the transaction would be translated at the exchange rate in effect on the date of occurrence. Translation adjustments are recorded in other comprehensive income (loss). Gains or losses from foreign currency transaction remeasurements are recorded in other, net on the condensed consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) ("Update 2025-05")

In July 2025, the Financial Accounting Standards Board ("FASB") issued Update 2025-05 to clarify guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. Update 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted Update 2025-05 in first quarter 2026, and the impact of the adoption to the condensed consolidated financial statements was not material.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Land	$360,774	$356,696
Buildings and improvements	3,406,422	3,365,328
Furniture and equipment	1,970,081	1,980,090
Riverboats and barges	194,392	194,292
Construction in progress	296,929	271,603
Total property and equipment	6,228,598	6,168,009
Less accumulated depreciation	(3,299,122)	(3,296,625)
Property and equipment, net	$2,929,476	$2,871,384

Depreciation expense is as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Depreciation expense	$90,335	$63,803

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

During the three months ended March 31, 2025, as a result of our first quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. To determine the value of the long-lived asset and the resulting impairment, we utilized the income approach which focuses on the income-producing capability of the asset. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our property and equipment long-lived assets during the three months ended March 31, 2026.

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31, 2026
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	3.4	$3,300	$(1,045)	$—	$—	$2,255
Host agreements	7.2	58,000	(30,289)	—	—	27,711
Development agreement	3.4	21,373	(11,068)	—	—	10,305
Developed technology	6.2	46,596	(15,025)	—	(208)	31,363
B2B relationships	3.8	28,000	(13,373)	—	(21)	14,606
B2C relationships	8.6	13,000	(3,701)	—	—	9,299
Marketing agreement	18.4	4,500	(356)	—	—	4,144
		174,769	(74,857)	—	(229)	99,683
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,491,835	(33,960)	(253,974)	—	1,203,901
		1,691,735	(33,960)	(286,249)	—	1,371,526
Balances, March 31, 2026		$1,866,504	$(108,817)	$(286,249)	$(229)	$1,471,209

	December 31, 2025
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	3.7	$3,300	$(880)	$—	$—	$2,420
Host agreements	7.4	58,000	(29,323)	—	—	28,677
Development agreement	3.6	21,373	(10,304)	—	—	11,069
Developed technology	6.4	47,361	(15,351)	—	(80)	31,930
B2B relationships	4.0	28,000	(12,395)	—	(6)	15,599
B2C relationships	8.8	13,000	(3,430)	—	—	9,570
Marketing agreement	18.7	4,500	(300)	—	—	4,200
		175,534	(71,983)	—	(86)	103,465
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,491,835	(33,960)	(253,974)	—	1,203,901
		1,691,735	(33,960)	(286,249)	—	1,371,526
Balances, December 31, 2025		$1,867,269	$(105,943)	$(286,249)	$(86)	$1,474,991

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

The following table presents the future amortization expense for our amortizing intangible assets as of  March 31, 2026:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2026 (excluding three months ended March 31, 2026)	$495	$2,901	$2,289	$4,121	$2,914	$812	$169	$13,701
2027	660	3,867	3,053	5,766	3,914	1,083	225	18,568
2028	660	3,867	3,053	5,556	3,914	1,083	225	18,358
2029	440	3,867	1,910	4,863	3,296	1,083	225	15,684
2030	—	3,867	—	4,312	200	1,083	225	9,687
Thereafter	—	9,342	—	6,745	368	4,155	3,075	23,685
Total future amortization	$2,255	$27,711	$10,305	$31,363	$14,606	$9,299	$4,144	$99,683

Goodwill consists of the following:

	March 31, 2026
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	59	22,796
Managed & Other	30,529	—	(30,529)	—	—
Balances, March 31, 2026	$1,372,099	$(6,134)	$(408,078)	$59	$957,946

	December 31, 2025
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	90	22,827
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2025	$1,372,099	$(6,134)	$(408,078)	$90	$957,977

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Payroll and related	$61,830	$75,822
Interest	17,935	17,092
Gaming	68,513	72,627
Player loyalty program	22,151	20,132
Advance deposits	23,083	17,795
Outstanding chips	4,833	5,443
Dividends payable	15,035	13,767
Operating leases	112,898	111,836
Other	403,488	493,413
Total accrued liabilities	$729,766	$827,927

Included in Other as of March 31, 2026 and December 31, 2025 is $293.6 million and $371.3 million, respectively, of 2025 renewable energy investment tax credits purchased from third parties.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	March 31, 2026
	Interest		Unamortized
	Rates at		Origination
	March 31,	Outstanding	Fees and	Long-Term
(In thousands)	2026	Principal	Costs	Debt, Net
Credit facility	5.130%	$400,000	$(17,626)	$382,374
4.750% senior notes due 2027	4.750%	1,000,000	(3,409)	996,591
4.750% senior notes due 2031	4.750%	900,000	(7,078)	892,922
Long-term debt, net		$2,300,000	$(28,113)	$2,271,887

	December 31, 2025
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2025	Principal	Costs	Debt, Net
Prior credit facility	5.318%	$160,700	$(3,820)	$156,880
4.750% senior notes due 2027	4.750%	1,000,000	(3,896)	996,104
4.750% senior notes due 2031	4.750%	900,000	(7,415)	892,585
Long-term debt, net		$2,060,700	$(15,131)	$2,045,569

Bank Credit Facility

Credit Agreement

On  January 21, 2026 (the "Closing Date"), the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the "Guarantors"), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The Credit Agreement amended and restated the Credit Agreement dated as of March 2, 2022 ("Prior Credit Agreement"), among the Company, certain direct and indirect subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders.

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the "Term A Loan Facility", and the loans thereunder, the "Term A Loans", and the Term A Loan Facility collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan Facility mature on the fifth anniversary of the Closing Date ("Maturity Date") or earlier upon the occurrence or non-occurrence of certain events, including a springing maturity on September 1, 2027 ("Springing Maturity Date") if the $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") have not been refinanced with a maturity date that is 91 days after the Maturity Date. The Company may use availability under the Revolving Credit Facility and the Term A Loan Facility to refinance the 4.750% Senior Notes due 2027 to satisfy the 4.750% Senior Notes due 2027 refinance requirements prior to the Springing Maturity Date and upon doing so, the Springing Maturity Date is no longer applicable and the Credit Facility maturity reverts to the Maturity Date. Term A Loans are available to be drawn until  July 1, 2027 in up to a maximum of four borrowings, provided that, on  February 1, 2026, the remaining borrowings available under the Term A Loan Facility will be reduced by an amount equal to the greater of Term A Loans previously made and $400.0 million. As of March 31, 2026, the Company has made one borrowing totaling $400.0 million under the Term A Loan Facility. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Agreement, including amounts outstanding under the then existing $1,450.0 million senior secured revolving credit facility ("Prior Credit Facility") and to fund transaction costs in connection with the Credit Agreement and  may be used for working capital and other general corporate purposes.

The outstanding principal amounts under the Credit Facility as of March 31, 2026 and under the Prior Credit Agreement as of December 31, 2025 are comprised of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Revolving Credit Facility	$—	$135,000
Term A Loans	400,000	—
Swing Loan	—	25,700
Total outstanding principal amounts	$400,000	$160,700

With a total revolving credit commitment of $1,450.0 million available under the Revolving Credit Facility, no borrowings outstanding on the Swing Loan, and $14.2 million allocated to support various letters of credit, there was a remaining contractual availability under the Revolving Credit Facility of $1,435.8 million as of March 31, 2026. In addition, with only $400.0 million drawn on the Term A Loan Facility, the Company had $800.0 million of availability under the Term A Loan Facility as of March 31, 2026, and together with the Revolving Credit Facility, there was remaining contractual availability under the Credit Facility of $2,235.8 million as of  March 31, 2026.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

Interest and Fees

The interest rate on the outstanding balance from time to time of the Revolving Credit Facility and the Term A Loan Facility is based on, at the Company’s option, either: (i) a rate based on the SOFR administered by the Federal Reserve Bank of New York, or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the Revolving Credit Facility and the Term A Loan Facility. The rates based on SOFR will be determined based on, at the Company’s option, (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of all applicable lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York. The “base rate” under the Credit Agreement is the highest of (x) Bank of America’s publicly announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one-month interest period plus 1.00%.

Optional and Mandatory Prepayments

Pursuant to the terms of the Credit Agreement (i) the loans under the Term A Loan Facility will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing with the first full fiscal quarter ending after the earlier of (x) the date the Term A Loans have been fully funded and (y)  July 1, 2027, payable on a quarterly basis, and (ii) beginning with the fiscal year ending  December 31, 2026, the Company will be required to use a portion of its annual excess cash flow to prepay loans outstanding under the Credit Agreement if the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) exceeds certain thresholds set forth in the Credit Agreement.

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

The Credit Agreement includes an accordion feature which permits the incurrence of one or more new tranches of revolving credit commitments or term loans and increases to the Revolving Credit Facility and Term A Loan Facility in an aggregate amount up to the sum of (i) the greater of (x) $1,250.0 million and (y) 100% of Consolidated EBITDA (as defined in the Credit Agreement), (ii) the amount of certain voluntary prepayments of senior secured indebtedness of the Company, and (iii) the maximum amount of incremental commitments which, after giving effect thereto, would not cause the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00 on a pro forma basis, in each case, subject to the satisfaction of certain conditions.

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

Early Extinguishments and Modifications of Debt

In accordance with authoritative accounting guidance for debt extinguishments and debt modifications, we accounted for the retirement of the Prior Credit Facility as a modification of debt. As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equals or exceeds that under the Prior Credit Agreement and the lenders under the Credit Agreement are substantially similar to the lenders under the Prior Credit Agreement, we accounted for the Prior Credit Facility termination as a modification of debt and $3.3 million of unamortized deferred finance charges related to the Prior Credit Agreement were added to the $15.1 million of deferred finance charges incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. The remaining $0.4 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Agreement that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the three months ended  March 31, 2026. There was no loss on early extinguishments and modifications of debt for the three months ended  March 31, 2025.

Covenant Compliance

As of  March 31, 2026, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a management agreement with Wilton Rancheria. The management agreement provides for us to manage Sky River Casino upon its opening on August 15, 2022 for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $26.2 million and  $25.1 million for our management services for the three months ended March 31, 2026 and 2025, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

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

The Company anticipates incurring aggregate expenditures in connection with the Norfolk Casino project of approximately $750.0 million with an estimated  $300.0 million expected to be incurred in 2026.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

Commitments
As of March 31, 2026, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

On April 1, 2026, the Company acquired Design Works Studios, LLC ("DWS"), an online game content development company. DWS was acquired to support the Company's Boyd Interactive operations for approximately $53.4 million, inclusive of $5.0 million of contingent consideration and subject to customary working capital adjustments within 90 days of the acquisition date.

Contingencies
Legal Matters
We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024,  December 5, 2024, July 17, 2025 and April 8, 2026. As of  March 31, 2026, and prior to the additional authorization on April 8, 2026, we were authorized to repurchase up to an additional  $207.1 million in shares of our common stock under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
Shares repurchased (2)	1,847	4,453
Total cost, including brokerage fees (3)	$155,037	$327,997
Average repurchase price per share (4)	$83.94	$73.66

(1) Shares repurchased reflect repurchases settled during the three months ended March 31, 2026 and 2025. These amounts exclude repurchases, if any, traded but not yet settled on or before March 31, 2026 and 2025, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

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

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Gaming	$279	$228
Food & beverage	53	44
Room	25	21
Selling, general and administrative	1,417	1,161
Corporate expense	5,924	6,151
Total share-based compensation expense	$7,698	$7,605

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

The PSU grants awarded in first quarter 2023 and 2022 fully vested during the first quarter of 2026 and 2025, respectively. Common shares under the 2023 and 2022 grants were issued based on determination by the Compensation Committee of the Board of Directors ("Compensation Committee") of our actual achievement of Adjusted EBITDAR (as defined in Note 9, Segment Information), Adjusted EBITDAR margin and return on invested capital for the three-year performance period from January 1, 2023 to December 31, 2025 and  January 1, 2022 to December 31, 2024, respectively. As provided under the provisions of our stock incentive plan, certain of the participants elected to surrender a portion of the shares to be received to pay the withholding and other payroll taxes payable on the compensation resulting from the vesting of the PSUs.

The PSU grant awarded in February 2023 resulted in a total of 169,656 shares being issued during the first quarter of 2026, representing approximately 1.28 shares per PSU. Of the 169,656 shares issued, a total of 62,021 were surrendered by the participants for payroll taxes, resulting in a net issuance of 107,635 shares due to the vesting of the 2023 grant. The actual achievement level under the award metrics approximated the estimated performance as of the year-end 2025; therefore, the vesting of the PSUs did not impact compensation costs in our 2026 condensed consolidated statement of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

Unamortized Stock Compensation Expense and Recognition Period

As of March 31, 2026, there was approximately $24.3 million, $10.1 million and $1.6 million of total unrecognized share-based compensation costs related to unvested RSUs, PSUs and career shares, respectively. As of March 31, 2026, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.3 years, 2.6 years and 3.0 years, respectively.

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	March 31, 2026
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$372,716	$372,716	$—	$—
Restricted cash	5,576	5,576	—	—
Investment available for sale	12,678	—	—	12,678

	December 31, 2025
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$353,413	$353,413	$—	$—
Restricted cash	5,354	5,354	—	—
Investment available for sale	12,347	—	—	12,347

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  March 31, 2026 and December 31, 2025.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $15.6 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  March 31, 2026 and December 31, 2025. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  March 31, 2026 and  December 31, 2025 is a discount rate of 12.7% and 12.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income. At March 31, 2026 and December 31, 2025, $0.9 million and $0.8 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  March 31, 2026 and December 31, 2025, $11.8 million and $11.5 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.6 million as of both  March 31, 2026 and December 31, 2025, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Balance at beginning of reporting period	$12,347	$12,553
Total gains (realized or unrealized):
Included in interest income	45	45
Included in other comprehensive income (loss)	286	544
Purchases, sales, issuances and settlements:
Settlements	—	—
Balance at end of reporting period	$12,678	$13,142

We are exposed to valuation risk on our Level 3 financial instruments. We estimate our risk exposure using a sensitivity analysis of potential changes in the significant unobservable inputs of our fair value measurements. Our Level 3 financial instruments are most susceptible to valuation risk caused by changes in the discount rate. If the discount rate in our fair value measurements increased or decreased by 100 basis points, the change would not cause the value of our investment available for sale fair value measurements to change significantly.

The fair value of indefinite-lived intangible assets, long-lived assets and operating right-of-use assets, classified in the fair value hierarchy as Level 3, is utilized in performing the Company's impairment analyses (see Note 2, Property and Equipment, Net).

Assets acquired and contingent liabilities assumed as part of an asset acquisition, along with noncontrolling interest, are recorded at fair value upon acquisition and all are classified in the fair value hierarchy as Level 3, other than cash or restricted cash acquired, which are classified as Level 1.

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable.

	March 31, 2026
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$35,643	$35,643	$36,198	Level 3
Liabilities
Obligation under assessment arrangements	15,074	13,629	17,281	Level 3

	December 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$34,789	$34,789	$35,641	Level 3
Liabilities
Obligation under assessment arrangements	15,737	14,200	17,915	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	March 31, 2026
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$400,000	$382,374	$387,500	Level 2
4.750% senior notes due 2027	1,000,000	996,591	996,250	Level 1
4.750% senior notes due 2031	900,000	892,922	877,500	Level 1
Total debt	$2,300,000	$2,271,887	$2,261,250

	December 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Prior credit facility	$160,700	$156,880	$160,700	Level 2
4.750% senior notes due 2027	1,000,000	996,104	996,250	Level 1
4.750% senior notes due 2031	900,000	892,585	877,500	Level 1
Total debt	$2,060,700	$2,045,569	$2,034,450

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

The estimated fair values of our note receivable and our obligation under assessment arrangements are based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility and Prior Credit Facility is based on a relative value analysis performed on or about  March 31, 2026 and December 31, 2025, respectively. The estimated fair values of our senior notes are based on quoted market prices as of  March 31, 2026 and December 31, 2025.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2026 and 2025.

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

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Cadence Crossing (2)	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South (3)
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (4)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport (5)	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Ameristar Casino * Hotel Kansas City (4)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (4)	St. Charles, Missouri
Belterra Park (4)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania
The Interim Gaming Hall (6)	Norfolk, Virginia

(1) Property has been closed since March 18, 2020. During the first quarter of 2026, the property was imploded and sitework to clear and restore the land is underway.

(2) Cadence Crossing opened on March 25, 2026 and replaced the Jokers Wild casino. Demolition activities at Jokers Wild began during the first quarter of 2026.

(3) Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica"), which was located in Tunica, Mississippi was permanently closed on  November 9, 2025. Property results for Sam's Town Tunica for the three months ended March 31, 2025 were included in the Midwest & South segment.

(4) Property is subject to a master lease agreement with a real estate investment trust.

(5) The Company entered into an agreement to sell the property in February 2026. The sale is expected to take place in the third quarter of 2026.

(6) Property opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

Results of Operations - Total Reportable Segment Revenues and Adjusted EBITDAR

We evaluate profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, share-based compensation expense, project development, preopening and writedowns expense, impairment of assets, other operating items, net, gain or loss on early extinguishments and modifications of debt, net income (loss) attributable to noncontrolling interest, other items, net and master lease rent expense, as applicable ("Adjusted EBITDAR"). Total Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and Adjusted EBITDAR related to the online operations in our Online segment. Results for Downtown Las Vegas include the results of our Hawaii-based travel agency as our Downtown Las Vegas properties focus their marketing efforts on gaming customers from Hawaii.

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended March 31, 2026
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$158,052	$22,709	$20,620	$—	$—	$—	$15,723	$217,104
Downtown Las Vegas	34,202	10,858	6,899	—	—	—	2,979	54,938
Midwest & South	446,973	42,203	18,428	—	—	—	17,489	525,093
Online	—	—	—	26,248	135,447	—	—	161,695
Managed & Other	11,274	—	—	—	—	26,221	1,030	38,525
Total Revenues	$650,501	$75,770	$45,947	$26,248	$135,447	$26,221	$37,221	$997,355

	Three Months Ended March 31, 2025 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$160,740	$22,767	$23,203	$—	$—	$—	$16,089	$222,799
Downtown Las Vegas	36,590	10,878	6,873	—	—	—	2,946	57,287
Midwest & South	430,176	40,513	17,312	—	—	—	16,586	504,587
Online	—	—	—	39,967	129,606	—	—	169,573
Managed & Other	11,187	—	—	—	—	25,146	986	37,319
Total Revenues	$638,693	$74,158	$47,388	$39,967	$129,606	$25,146	$36,607	$991,565

(1) Revenues for the three months ended March 31, 2025 have been recast to reflect the change made during the third quarter of 2025 to separate online reimbursements revenue from online revenue.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Adjusted EBITDAR
Las Vegas Locals	$99,962	$106,547
Downtown Las Vegas	18,900	20,923
Midwest & South	192,641	183,222
Online	8,356	23,306
Managed & Other	28,416	27,319
Corporate expense	(30,860)	(23,800)
Adjusted EBITDAR	317,415	337,517
Other operating costs and expenses
Deferred rent	132	147
Master lease rent expense	28,584	28,160
Depreciation and amortization	94,989	68,223
Share-based compensation expense	7,698	7,605
Project development, preopening and writedowns	20,268	(1,522)
Impairment of assets	—	32,272
Other operating items, net	1,752	2,745
Total other operating costs and expenses	153,423	137,630
Operating income	163,992	199,887
Other expense (income)
Interest income	(1,865)	(808)
Interest expense, net of amounts capitalized	28,451	48,437
Loss on early extinguishments and modifications of debt	391	—
Other, net	7	107
Total other expense, net	26,984	47,736
Income before income taxes	137,008	152,151
Income tax provision	(32,715)	(41,269)
Net income	104,293	110,882
Net loss attributable to noncontrolling interest	1,249	537
Net income attributable to Boyd Gaming	$105,542	$111,419

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

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

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Three Months Ended March 31, 2026
Revenues	$217,104	$54,938	$525,093	$161,695	$38,525	$997,355
Other segment expenses (1)	117,142	36,038	332,452	153,339	10,109	649,080
Corporate expense	—	—	—	—	—	30,860
Adjusted EBITDAR	$99,962	$18,900	$192,641	$8,356	$28,416	$317,415

Three Months Ended March 31, 2025
Revenues	$222,799	$57,287	$504,587	$169,573	$37,319	$991,565
Other segment expenses (1)	116,252	36,364	321,365	146,267	10,000	630,248
Corporate expense	—	—	—	—	—	23,800
Adjusted EBITDAR	$106,547	$20,923	$183,222	$23,306	$27,319	$337,517

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consisted of the following amounts:

	March 31,	December 31,
(In thousands)	2026	2025
Assets
Las Vegas Locals	$1,715,193	$1,681,176
Downtown Las Vegas	285,776	288,699
Midwest & South	3,878,007	3,924,404
Online	148,297	159,996
Managed & Other	113,489	111,396
Corporate	472,149	409,019
Total Assets	$6,612,911	$6,574,690

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025

______________________________________________________________________________________________________

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after March 31, 2026. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 27 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania and Virginia. In addition, we own and operate Boyd Interactive, a business-to-business and business-to-consumer online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have the following four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of our online gaming business ("Boyd Interactive") and online market access fees through our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner").

Las Vegas Locals
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Eastside Cannery Casino and Hotel (1)	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Cadence Crossing (2)	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South (3)
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (4)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Sam's Town Shreveport (5)	Shreveport, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Ameristar Casino * Hotel Kansas City (4)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (4)	St. Charles, Missouri
Belterra Park (4)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania
The Interim Gaming Hall (6)	Norfolk, Virginia

(1) Property has been closed since March 18, 2020. During the first quarter of 2026, the property was imploded and sitework to clear and restore the land is underway.

(2) Cadence Crossing opened on March 25, 2026 and replaced the Jokers Wild casino. Demolition activities at Jokers Wild began during the first quarter of 2026.

(3) Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica"), which was located in Tunica, Mississippi was permanently closed on November 9, 2025. Property results for Sam's Town Tunica for the three months ended March 31, 2025 were included in the Midwest & South segment.

(4) Property is subject to a master lease agreement with a real estate investment trust.

(5) The Company entered into an agreement to sell the property in February 2026. The sale is expected to take place in the third quarter of 2026.

(6) Property opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements.

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

Maintaining Our Brand

The ability of our Team Members to deliver superior "Boyd Style" customer service helps distinguish our Company and our brands from our competitors. Our Team Members are an important reason that our customers continue to choose our properties over the competition across the country. In addition, we have established nationwide branding through our "Boyd Rewards" loyalty program. Our players use their Boyd Rewards cards to earn and redeem points at all of our gaming entertainment properties and online casino gaming offerings. Boyd Rewards, among other benefits, rewards players for their loyalty by entitling them to qualify for promotions and monetary discounts, earn rewards toward gaming and nongaming activities and receive benefits such as vacations and luxury gifts.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended
	March 31,
(In millions)	2026	2025
Total revenues	$997.4	$991.6
Operating income	164.0	199.9
Net income	104.3	110.9

Total Revenues

Total revenues for the three months ended March 31, 2026 increased by $5.8 million, or 0.6%, compared to the prior year comparable period, primarily due to the following: (i) an increase in gaming revenues of $11.8 million, or 1.8%, driven by an increase in slot win of 2.6% and slot handle of 1.5%; (ii) an increase in online reimbursements revenue of $5.8 million, which relates to reimbursements of gaming taxes and other expenses paid on behalf of our online partners; and offset by (iii) a decrease in online revenue of $13.7 million, which was driven by a $15.1 million decrease in revenue from market access agreements with the termination of certain agreements starting in the third quarter of 2025 in connection with the FanDuel Equity Sale (as defined below) and in some instances, entry into new agreements at lower rates than those terminated.

Operating Income

Operating income decreased by $35.9 million, or 18.0%, for the three months ended March 31, 2026, compared to the prior year comparable period, primarily due to an increase in depreciation and amortization expense of $26.8 million, which was driven by the completion of our meeting and convention space in the third quarter of 2025, opening of the transitional casino in Norfolk, Virginia in November 2025, investments in technology throughout 2025 and hotel room renovations at multiple properties during 2025 and into the first quarter of 2026. In addition, project development, preopening and writedowns expense increased $21.8 million from the prior year comparable period. During the three months ended March 31, 2026, the Company incurred $18.2 million of costs related to demolition and asset writedowns and $2.0 million of preopening costs. Finally, operating income was unfavorably impacted by the $15.1 million decrease in revenue from our market access agreements, as discussed above. Market access fee revenue has minimal expenses associated with it such that an increase or decrease in market access fee revenue will have a greater impact on operating income than increases or decreases in other revenue streams. Operating income was favorably impacted by a $32.3 million decrease in impairment of assets over the prior year as the Company recorded long-lived asset impairment charges of $32.3 million during the first quarter of 2025 related to property and equipment in the Las Vegas Locals segment.

Net Income

Net income decreased $6.6  million  for the three months ended  March 31, 2026 , compared to the prior year comparable period, primarily due to the $35.9 million decrease in operating income, as discussed above, offset by a $20.0 million decrease in interest expense, which was driven by a $1.2 billion decrease in the weighted average outstanding debt balance combined with a 60-basis point decline in the weighted average interest rate. The decline in the weighted average outstanding debt balance was due to the full repayment of the then outstanding balances under the Prior Credit Facility in the third quarter of 2025 totaling $1,680.9 million with the proceeds from our 5% equity sale in FanDuel ("FanDuel Equity Sale"), offset by $400.0 million Term A Loans under the Credit Facility (Prior Credit Facility, Term A Loans and Credit Facility are all as defined below in "Liquidity and Capital Resources - Indebtedness") in the first quarter of 2026. Net income was also favorably impacted by an $8.6 million decrease in the income tax provision driven by the decrease in operating income, as discussed above.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  65% and  64% of revenues for the  three months ended March 31, 2026 and  2025, respectively. Online reimbursements revenues, which include reimbursements received from our third-party operators for gaming taxes and other expenses we pay under market access arrangements, represent our next most significant revenue source, generating  14% and 13%  of revenues for the three months ended  March 31, 2026  and 2025 , respectively . Food & beverage revenues, room revenues, online revenues, management fee revenues and other revenues each separately contributed 8% or less of revenues during these periods.

	Three Months Ended
	March 31,
(In millions)	2026	2025
REVENUES
Gaming	$650.5	$638.7
Food & beverage	75.8	74.2
Room	45.9	47.4
Online	26.3	40.0
Online reimbursements	135.4	129.6
Management fee	26.2	25.1
Other	37.3	36.6
Total revenues	$997.4	$991.6

DEPARTMENTAL OPERATING EXPENSES
Gaming	$254.9	$246.1
Food & beverage	64.9	63.3
Room	19.2	19.0
Online	17.7	16.4
Online reimbursements	135.4	129.6
Other	13.2	12.8
Total departmental operating expenses	$505.3	$487.2

MARGINS
Gaming	60.8%	61.5%
Food & beverage	14.4%	14.7%
Room	58.2%	59.9%
Online	32.7%	59.0%
Online reimbursements	0.0%	0.0%
Other	64.6%	65.0%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $11.8 million, or 1.8%, during the three months ended March 31, 2026, compared to the prior year comparable period, was primarily due to increases in slot win of 2.6% and slot handle of 1.5%.

Food & Beverage

Food & beverage revenues increased $1.6 million, or 2.2%, during the three months ended March 31, 2026, compared to the prior year comparable period, primarily due to an increase in food covers of 10.7%, offset by an 8.4% decrease in average guest check.

Room

Room revenues decreased $1.4 million, or 3.0%, during the three months ended March 31, 2026, compared to the prior year comparable period, primarily due to a decline in average daily rate of 2.6% offset by a 1.9% increase in hotel occupancy rate.

Online

Online revenues decreased $13.7 million during the three months ended March 31, 2026, compared to the prior year comparable period, driven by a $15.1 million decrease in revenue from market access agreements primarily due to the termination of certain agreements starting in the third quarter of 2025 in connection with the FanDuel Equity Sale and in some instances, entry into new agreements at lower rates than those terminated. Online margins for the three months ended March 31, 2026, decreased to 32.7% from 59.0% for the prior year comparable period, due primarily to the changes in our market access agreements starting in the third quarter of 2025. The fees we receive under our market access agreements generate high margin revenues as we incur minimal costs related to such agreements. As such, the lower market access fees we now receive from the new agreements entered into during the third quarter of 2025 had an unfavorable impact on online margins as compared to the prior year, and we expect these lower margins to continue.

Online reimbursements

Online reimbursements revenues increased $5.8 million during the three months ended March 31, 2026, as compared to the prior year comparable period, and represent an increase in reimbursements of gaming taxes and other expenses paid on behalf of our online partners.

Management fee

Management fee revenues during the three months ended March 31, 2026 and 2025 of $26.2 million and $25.1 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $0.6 million, or 1.7%, during the three months ended March 31, 2026, respectively, as compared to the corresponding periods of the prior year.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedowns expense, impairment of assets, gain or loss on early extinguishments and modifications of debt, net income (loss) attributable to noncontrolling interest and other items, net, as applicable ("Adjusted EBITDAR"). Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency located in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees, are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Total revenues
Las Vegas Locals	$217.1	$222.8
Downtown Las Vegas	54.9	57.3
Midwest & South	525.1	504.6
Online	161.7	169.6
Managed & Other	38.6	37.3
Total revenues	$997.4	$991.6

Adjusted EBITDAR (1)
Las Vegas Locals	$100.0	$106.6
Downtown Las Vegas	18.9	20.9
Midwest & South	192.6	183.2
Online	8.4	23.3
Managed & Other	28.4	27.3
Corporate expense	(30.9)	(23.8)
Adjusted EBITDAR	$317.4	$337.5

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Total revenues decreased by  $5.7 million, or  2.6% , during the three months ended  March 31, 2026 , as compared to the prior year comparable period. Gaming revenues declined $2.7 million over the prior year comparable period, primarily due to decreases in table game hold of 9.9% and table game drop of 3.3%. Room revenues declined $2.6 million over the prior year comparable period, primarily due to declines in average daily rate and hotel occupancy rate of 6.7% and 3.8%, respectively. The current year quarter was impacted overall by continued softness in destination business that began in the third quarter of 2025 and construction disruption at Suncoast from our casino modernization project at the property as renovation work moved to the most popular part of our casino floor.

Adjusted EBITDAR decreased by $6.6 million, or 6.2%, during the three months ended March 31, 2026, as compared to the prior year comparable period, due primarily to the revenue decline, as discussed above.

Downtown Las Vegas

Total revenues decreased by $2.3 million, or 4.1%, during the three months ended March 31, 2026, as compared to the prior year comparable period, primarily driven by a $2.4 million decrease in gaming revenues as the segment experienced declines in slot win of 5.2% and slot handle of 4.5%. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market. The Hawaiian market represented approximately 57% and 52% of our occupied rooms in this segment during the three months ended March 31, 2026 and 2025, respectively, with total Hawaiian room nights consistent year over year.

Adjusted EBITDAR decreased by $2.0  million, or 9.7% , during the three months ended March 31, 2026 , as compared to the prior year comparable period, due primarily to the gaming revenues decline, as discussed above.

Midwest & South

Total revenues increased by $20.5 million, or 4.1%, during the three months ended March 31, 2026, as compared to the corresponding period of the prior year, reflecting increases in all revenue categories. Gaming revenues increased $16.8 million, which was attributable to increases in slot win of 4.2% and slot handle of 4.0% over the prior year comparable period.

Adjusted EBITDAR increased by $9.4 million, or 5.1%, during the three months ended March 31, 2026, as compared to the corresponding prior year period, due primarily to the gaming revenues increase, as discussed above.

Online

Online segment revenues decreased $7.9 million during the three months ended March 31, 2026, compared to the prior year comparable period, primarily driven by a $15.1 million decrease in revenue from market access agreements primarily due to the termination of certain agreements and entry into certain new agreements, as discussed above. Offsetting this decrease is a $5.8 million increase in reimbursements of gaming taxes and other expenses paid on behalf of our online partners and a $1.4 million increase in revenue from Boyd Interactive's operations.

Adjusted EBITDAR decreased  $15.0  million during the  three months ended March 31, 2026 , as compared to the corresponding period of the prior year, and was  driven by the $15.1 million reduction in revenue from market access agreements as there are minimal costs related to such agreements.

Managed & Other
During the  three months ended March 31, 2026 , total revenues increased by  $1.2 million , and Adjusted EBITDAR increased by $1.1 million , as compared to the corresponding period of the prior year, primarily due to a $1.1 million increase in Sky River Casino management fees for the  three months ended March 31, 2026 , as compared to the corresponding prior year period.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Selling, general and administrative	$110.0	$107.8
Master lease rent expense	28.6	28.2
Maintenance and utilities	35.7	36.7
Depreciation and amortization	95.0	68.2
Corporate expense	36.8	30.0
Project development, preopening and writedowns	20.3	(1.5)
Impairment of assets	—	32.3
Other operating items, net	1.8	2.7

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, remained consistent at  11.0% and 10.9% during the three months ended March 31, 2026 and 2025, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $28.6 million and $28.2 million during the three months ended March 31, 2026 and 2025, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained generally consistent at 3.6% and  3.7% during the three months ended March 31, 2026 and 2025, respectively.

Depreciation and Amortization
Depreciation and amortization expenses were $95.0 million and $68.2 million during the  three months ended March 31, 2026 and 2025 , respectively. The increase for the three months ended March 31, 2026 as compared to the prior year, is primarily attributable to completion of our meeting and convention space in the third quarter of 2025, opening of the transitional casino in Norfolk, Virginia in November 2025, investments in technology throughout 2025 and hotel room renovations at multiple properties during 2025 and into the first quarter of 2026.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, rent, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was  3.7%  and  3.0% of revenues during the three months ended March 31, 2026 and 2025 , respectively . The growth in corporate expense was driven primarily by the timing of charitable donations and one-time compensation costs  for the three months ended March 31, 2026, as compared to the prior year period.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) realized losses arising from asset dispositions and asset disposal costs; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended March 31, 2026 , project development, preopening and writedowns included $18.2 million of costs incurred related to demolition and asset writedowns and $2.0 million in preopening costs. During the three months ended  March 31, 2025 , project development, preopening and writedowns were favorably impacted from $2.5 million in insurance proceeds related to an asset disposition and offset by $0.9 million related to preopening costs.

Impairment of Assets

During the three months ended March 31, 2026, there were no asset impairment charges incurred. During the three months ended March 31, 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expense (Income)

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Interest expense, net of capitalized interest and interest income	$26.6	$47.6
Average long-term debt balance (1)	2,217.6	3,393.1
Weighted average interest rates	4.8%	5.4%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended March 31, 2026, decreased $21.0 million, or 44.2%, from the prior year comparable period and is primarily driven by a decrease in the weighted average debt balance of $1.2 billion and an approximate 60-basis point decrease in the weighted average interest rate. Interest expense, net of capitalized interest and interest income, and the weighted average debt balance were favorably impacted by the retirement of $1,680.9 million of then outstanding debt under the Prior Credit Facility with the proceeds from the FanDuel Equity Sale in the third quarter of 2025, as discussed above.

Early Extinguishments and Modifications of Debt

In accordance with authoritative accounting guidance for debt extinguishments and debt modifications, we accounted for the retirement of the Prior Credit Facility as a modification of debt. As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equals or exceeds that under the Prior Credit Agreement and the lenders under the Credit Agreement are substantially similar to the lenders under the Prior Credit Agreement, we accounted for the Prior Credit Facility termination as a modification of debt and $3.3 million of unamortized deferred finance charges related to the Prior Credit Agreement were added to the $15.1 million of deferred finance charges incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. The remaining $0.4 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Agreement that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the three months ended March 31, 2026. There was no loss on early extinguishments and modifications of debt for the three months ended March 31, 2025. See "Liquidity and Capital Resources - Indebtedness" for further discussion and definitions for Prior Credit Facility, Prior Credit Agreement, Revolving Credit Facility and Credit Agreement.

Income Taxes

The effective tax rates during the three months ended March 31, 2026 and 2025 were 23.9% and 27.1%, respectively. Our tax rate for the three months ended March 31, 2026, was unfavorably impacted by state taxes, nondeductible compensation and company provided benefits, which were partially offset by excess tax benefits related to equity compensation and tax credits. Our tax rate for the three months ended March 31, 2025, was unfavorably impacted by state taxes, nondeductible compensation, including a one-time discrete charge which was partially offset by excess tax benefits related to equity compensation and tax credits.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act. Certain provisions of the OBBBA such as the modification of limitation on business interest expense, 100% bonus depreciation and disallowance of business-related meals were included in our operating results for the three months ended March 31, 2026. Overall, these changes did not have a significant impact to our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $372.7 million and $353.4 million, respectively. In addition, we held restricted cash balances of $5.6 million and $5.4 million at March 31, 2026 and December 31, 2025, respectively. Our working capital deficit at March 31, 2026 and December 31, 2025, was $353.0 million and $448.5 million, respectively. The decrease in our working capital deficit from December 31, 2025 to March 31, 2026 is driven by the payment of a portion of transferable federal energy tax credits purchased in 2025, as discussed in Note 1, Summary of Significant Accounting Policies.

We believe that current cash balances together with the available borrowing capacity under our Credit Facility (as defined in Indebtedness below) and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See Indebtedness below for further detail regarding funds available through our Credit Facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net cash provided by operating activities	$134.3	$256.4

Cash flows from investing activities
Capital expenditures	(155.2)	(169.9)
Advances made under note receivable	—	(31.8)
Cash paid for asset acquisitions	—	(41.4)
Other investing activities	(1.0)	(7.3)
Net cash used in investing activities	(156.2)	(250.4)

Cash flows from financing activities
Net borrowings under credit facilities	225.0	338.1
Debt financing costs	(0.8)	—
Share-based compensation activities	(14.0)	(6.0)
Shares repurchased and retired	(155.0)	(328.0)
Dividends paid	(13.8)	(14.7)
Net cash provided by (used in) financing activities	41.4	(10.6)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	$19.5	$(4.6)

Cash Flows from Operating Activities

During the three months ended March 31, 2026 and 2025, we generated operating cash flows of $134.3 million and $256.4 million, respectively. The decline is primarily attributable to a $73.8 million payment for transferable federal energy tax credits in the first quarter of 2026. In addition to the transferable federal energy tax credit payment, cash from operating assets and liabilities changes decreased by $47.9 million. This decrease is driven by the timing of payments received from market access fees and online tax reimbursements and a $30.0 million contingent obligation not paid as of March 31, 2025, that favorably impacted operating cash flows in the prior year period.

Cash Flows from Investing Activities

Our industry is capital intensive, and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the three months ended March 31, 2026, we had net cash outflows used in investing activities of $156.2 million comprised primarily of capital expenditures of $155.2 million, which related to our casino developments in Norfolk, Virginia and new Cadence Crossing casino, guestroom renovations, primarily at the Orleans, Suncoast casino modernization, slot machines, IT equipment and building projects at various properties. During the three months ended March 31, 2025, we incurred net cash outflows for investing activities of $250.4 million comprised of: (i) capital expenditures of $169.9 million, primarily related to our various guest room remodels, meeting and convention space at Ameristar St. Charles, slot machines, land, IT equipment and building projects at various properties; (ii) cash paid for asset acquisitions of $41.4 million; and (iii) advances made under a note receivable of $31.8 million.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash inflows from financing activities during the three months ended March 31, 2026 are primarily driven by the net borrowings on the Credit Facility of $225.0 million. In the first quarter of 2026, the Company entered into an Amended and Restated Credit Agreement, of which the Company borrowed $400.0 million under the Term A Loan Facility. In addition, during the first quarter of 2026 the Company repaid amounts outstanding under the Prior Credit Facility and debt financing costs. See 'Indebtedness' below for further discussion. This net borrowing is offset by share repurchase activity and dividends paid. The net cash outflows from financing activities during the three months ended March 31, 2025, was primarily driven by share repurchases and dividends paid. During the first quarter of 2025, we increased borrowings under the Prior Credit Facility as we increased our share repurchase activity for the quarter, resulting in net borrowings under the Prior Credit Facility of $338.1 million driven by $328.0 million in share repurchases.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

	March 31,	December 31,	Increase
(In millions)	2026	2025	(Decrease)
Credit facility	$400.0	$—	$400.0
Prior credit facility	—	160.7	(160.7)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Long-term debt, net	$2,300.0	$2,060.7	$239.3

Bank Credit Facility

Credit Agreement

On January 21, 2026 (the "Closing Date"), the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") among the Company, certain direct and indirect subsidiaries of the Company as guarantors (the "Guarantors"), Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders. The Credit Agreement amended and restated the Credit Agreement dated as of March 2, 2022 ("Prior Credit Agreement"), among the Company, certain direct and indirect subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer, Wells Fargo Bank, National Association, as swingline lender, and certain other financial institutions party thereto as lenders.

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the "Term A Loan Facility", and the loans thereunder, the "Term A Loans", and the Term A Loan Facility collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan Facility mature on the fifth anniversary of the Closing Date ("Maturity Date") or earlier upon the occurrence or non-occurrence of certain events, including a springing maturity on September 1, 2027 ("Springing Maturity Date") if the $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") have not been refinanced with a maturity date that is 91 days after the Maturity Date. The Company may use availability under the Revolving Credit Facility and the Term A Loan Facility to refinance the 4.750% Senior Notes due 2027 to satisfy the 4.750% Senior Notes due 2027 refinance requirements prior to the Springing Maturity Date and upon doing so, the Springing Maturity Date is no longer applicable and the Credit Facility maturity reverts to the Maturity Date. Term A Loans are available to be drawn until July 1, 2027 in up to a maximum of four borrowings, provided that, on February 1, 2026, the remaining borrowings available under the Term A Loan Facility will be reduced by an amount equal to the greater of Term A Loans previously made and $400.0 million. As of March 31, 2026, the Company has made one borrowing totaling $400.0 million under the Term A Loan Facility. Proceeds from the Credit Agreement were used to refinance all outstanding obligations under the Prior Credit Agreement, including amounts outstanding under the then existing $1,450.0 million senior secured revolving credit facility ("Prior Credit Facility") and to fund transaction costs in connection with the Credit Agreement and may be used for working capital and other general corporate purposes.

Amounts Outstanding

The outstanding principal amounts under the Credit Facility as of March 31, 2026 and under the Prior Credit Agreement as of December 31, 2025 are comprised of the following:

	March 31,	December 31,
(In millions)	2026	2025
Revolving Credit Facility	$—	$135.0
Term A Loans	400.0	—
Swing Loan	—	25.7
Total outstanding principal amounts	$400.0	$160.7

With a total revolving credit commitment of $1,450.0 million available under the Revolving Credit Facility, no borrowings outstanding on the Swing Loan, and $14.2 million allocated to support various letters of credit, there was a remaining contractual availability under the Revolving Credit Facility of $1,435.8 million as of March 31, 2026. In addition, with only $400.0 million drawn on the Term A Loan Facility, the Company had $800.0 million of availability under the Term A Loan Facility as of March 31, 2026, and together with the Revolving Credit Facility, there was remaining contractual availability under the Credit Facility of $2,235.8 million as of March 31, 2026.

The blended interest rate for outstanding borrowings at March 31, 2026 under the Credit Facility was 5.1% and at December 31, 2025 under the Prior Credit Facility was 5.3%.

Debt Service Requirements

Pursuant to the terms of the Credit Agreement (i) the loans under the Term A Loan Facility will amortize in an annual amount equal to 5.00% of the original principal amount thereof, commencing with the first full fiscal quarter ending after the earlier of (x) the date the Term A Loans have been fully funded and (y) July 1, 2027, payable on a quarterly basis, and (ii) beginning with the fiscal year ending December 31, 2026, the Company will be required to use a portion of its annual excess cash flow to prepay loans outstanding under the Credit Agreement if the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) exceeds certain thresholds set forth in the Credit Agreement. Additionally, under the Credit Facility, we have monthly to quarterly interest payment obligations, depending on the rates we lock in, for the Term A Loans, unused line interest payments and any outstanding borrowings under the Revolving Credit Facility, including the Swing Loan. Debt service requirements under our current outstanding senior notes consist of semi-annual interest payments (based upon a fixed annual interest rate of 4.750%) and principal repayments of our 4.750% Senior Notes due 2027 and our $900.0 million aggregate principal amount of 4.750% Senior Notes due 2031 ("4.750% Senior Notes due 2031").

Covenant Compliance

As of March 31, 2026, we were in compliance with the financial covenants of our debt instruments.

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

Guarantor Financial Information

In connection with the issuance of our 4.750% Senior Notes due 2027 and our 4.750% Senior Notes due 2031 (collectively, the "Guaranteed Notes" or "Senior Notes"), certain of the Company's wholly owned subsidiaries (the "Senior Notes Guarantors") provide guarantees under those indentures. These Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our current and future domestic restricted subsidiaries, all of which are 100% owned by us.

Summarized combined balance sheet information for the parent company and the Senior Notes Guarantors is as follows:

	March 31,	December 31,
(In millions)	2026	2025
Current assets	$481.5	$487.8
Noncurrent assets	12,760.9	12,868.1
Current liabilities	813.3	910.6
Noncurrent liabilities	3,203.1	2,994.9

Summarized combined results of operations for the parent company and the Senior Notes Guarantors is as follows:

Three Months Ended
(In millions)	March 31, 2026
Revenues	$964.0
Operating income	315.9
Income before income taxes	290.1
Net income	257.9

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024, July 17, 2025 and April 8, 2026. As of March 31, 2026 and prior to the additional authorization on April 8, 2026, we were authorized to repurchase up to an additional $207.1 million in shares of our common stock under the Share Repurchase Program. We repurchased 1.8 million shares and 4.5 million shares during the three months ended March 31, 2026 and 2025, respectively.

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

Commitments

Capital Spending and Development

We currently estimate that our annual cash capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $250 million. In addition, we expect to spend an additional $75 million in 2026 for hotel renovation projects, primarily at the Orleans. We intend to fund our capital expenditures through cash on hand, our Credit Facility and operating cash flows.

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. In 2026, we expect to spend an additional $50 million in growth projects, which includes completion of Cadence Crossing, which opened on March 25, 2026 and the design and pre-construction activities for the expansion, modernization and transformation of Par-A-Dice into a single-level entertainment facility, as approved by the regulators during the first quarter of 2026.

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We opened a modest transitional casino in November 2025 and plan to open the resort, featuring a 65,000 square-foot casino, a 200-room hotel, eight food and beverage outlets and other amenities, in late 2027. We expect to spend $300 million on this project in 2026.

During the three months ended March 31, 2026, the Company spent approximately $155 million of the total estimated $650 million to $700 million of capital spend expected in 2026.

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

On April 1, 2026, the Company acquired Design Works Studios, LLC ("DWS"), an online game content development company. DWS was acquired to support the Company's Boyd Interactive operations for approximately $53.4 million, inclusive of $5.0 million of contingent consideration and subject to customary working capital adjustments within 90 days of the acquisition date.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

There have been no material changes to our off balance sheet arrangements described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

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

Additional factors that could cause actual results to differ are discussed in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, and in other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term United States ("U.S.") treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and variable-rate borrowings under our Credit Facility. We are also exposed to commodity prices and potential tariffs on goods purchased from outside the U.S. Our exposure is mitigated as a significant majority of our purchases, both operating and for our construction projects, are from U.S. based suppliers. Finally, we are exposed to a lesser extent to foreign currency exchange risk for funds held in our Canadian operating and restricted cash accounts. While there is risk of fluctuations in the foreign exchange rate between the Canadian dollar and U.S. dollar, our exposure is limited given the size of our Canadian operations and the minimal amount of cash held in Canadian bank accounts. A weakening or strengthening of the U.S. dollar to the Canadian dollar by 2x the current conversion rate, would not cause the value of the funds held in the Canadian operating and restricted cash accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of March 31, 2026, our long-term variable-rate borrowings represented approximately 17.4% of total long-term debt. Based on March 31, 2026 debt levels, a 100-basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $4.0 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

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

Item 1A.     Risk Factors

There were no material changes from the risk factors previously disclosed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended March 31, 2026.

			Total Number of Shares
			Purchased as Part	Approximate Dollar Value
	Total Number of	Average Price Paid	of a Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Per Share	Announced Plan	Under the Plan (2)
January 1, 2026 through January 31, 2026	568,657	$86.33	568,657	$313,035,934
February 1, 2026 through February 28, 2026	583,323	84.17	583,323	263,940,327
March 1, 2026 through March 31, 2026	695,067	81.79	695,067	207,092,400
Total	1,847,047	$83.94	1,847,047	207,092,400

(1) All shares repurchased are covered by our share repurchase program as approved by our Board of Directors (the "Share Repurchase Program"). The Board of Directors approved $300.0 million for our Share Repurchase Program on October 21, 2021, and an additional $500.0 million to the Share Repurchase Program on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024, July 17, 2025 and April 8, 2026 for a total authorization of $3.3 billion. The Share Repurchase Program has no expiration date.

(2) Total approximate dollar value that may yet be purchased under the plan as of March 31, 2026, excludes consideration of the additional $500.0 million share repurchase authorization approved by the Board of Directors on April 8, 2026.

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Document of Exhibit	Method of Filing
22	List of Guarantor Subsidiaries of Boyd Gaming Corporation.	Incorporated by reference to Exhibit 22 of the Registrant's Annual Report on Form 10-K, filed with the SEC on February 20, 2026.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).	Filed electronically herewith.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. § 1350.	Furnished electronically herewith.

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith.

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting,
Chief Accounting Officer and Authorized Signatory