Form 10-Q
period 2026-06-30
BOYD GAMING CORP
filed 2026-07-30
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2026 was 72,655,414.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents ($6,258 and $5,557 assets related to VIE)	$322,713	$353,413
Restricted cash	6,082	5,354
Accounts receivable, net ($135 and $141 assets related to VIE)	78,802	84,352
Inventories ($0 and $6 assets related to VIE)	19,078	20,189
Prepaid expenses and other current assets ($33 and $0 assets related to VIE)	55,725	45,483
Income taxes receivable	—	21,937
Total current assets	482,400	530,728
Property and equipment, net	3,009,607	2,871,384
Operating lease right-of-use assets ($2,686 and $2,809 assets related to VIE)	623,178	646,146
Other assets, net	89,936	93,464
Intangible assets, net ($98,754 and $98,754 assets related to VIE)	1,489,025	1,474,991
Goodwill, net	990,058	957,977
Total assets	$6,684,204	$6,574,690
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ($450 and $255 liabilities related to VIE)	$144,017	$151,292
Accrued liabilities ($2,139 and $1,932 liabilities related to VIE)	475,979	827,927
Income taxes payable	3,369	—
Total current liabilities	623,365	979,219
Long-term debt, net of current maturities and debt issuance costs	2,613,755	2,045,569
Operating lease liabilities, net of current portion ($1,258 and $1,388 liabilities related to VIE)	524,985	554,252
Deferred income taxes	359,313	323,473
Other liabilities	65,442	64,295
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 73,114,319 and 76,368,491 shares outstanding	731	764
Additional paid-in capital	—	—
Retained earnings	2,501,977	2,609,285
Accumulated other comprehensive loss	(2,187)	(1,550)
Boyd Gaming Corporation stockholders' equity	2,500,521	2,608,499
Noncontrolling interest	(3,177)	(617)
Total stockholders' equity	2,497,344	2,607,882
Total liabilities and stockholders' equity	$6,684,204	$6,574,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenues
Gaming	$683,289	$671,455	$1,333,790	$1,310,148
Food & beverage	77,702	78,167	153,472	152,325
Room	50,413	51,453	96,360	98,841
Online	31,825	39,139	58,073	79,107
Online reimbursements	126,357	133,912	261,804	263,517
Management fee	28,481	23,775	54,702	48,921
Other	36,319	36,097	73,540	72,704
Total revenues	1,034,386	1,033,998	2,031,741	2,025,563
Operating costs and expenses
Gaming	267,630	259,554	522,479	505,677
Food & beverage	66,980	65,633	131,895	128,970
Room	19,801	19,492	38,973	38,489
Online	20,992	16,183	38,662	32,608
Online reimbursements	126,357	133,912	261,804	263,517
Other	12,467	12,149	25,672	24,940
Selling, general and administrative	110,882	110,065	220,867	217,911
Master lease rent expense	28,856	28,442	57,440	56,602
Maintenance and utilities	38,515	37,322	74,258	74,047
Depreciation and amortization	91,101	69,985	186,090	138,208
Corporate expense	33,243	35,365	70,027	65,316
Project development, preopening and writedowns	15,356	2,764	35,624	1,242
Impairment of assets	—	—	—	32,272
Other operating items, net	1,508	762	3,260	3,507
Total operating costs and expenses	833,688	791,628	1,667,051	1,583,306
Operating income	200,698	242,370	364,690	442,257
Other expense (income)
Interest income	(1,282)	(1,263)	(3,147)	(2,071)
Interest expense, net of amounts capitalized	31,423	50,569	59,874	99,006
Loss on early extinguishments and modifications of debt	—	—	391	—
Other, net	(3)	(48)	4	59
Total other expense, net	30,138	49,258	57,122	96,994
Income before income taxes	170,560	193,112	307,568	345,263
Income tax provision	(40,637)	(42,758)	(73,352)	(84,027)
Net income	129,923	150,354	234,216	261,236
Net loss attributable to noncontrolling interest	1,311	1,104	2,560	1,641
Net income attributable to Boyd Gaming	$131,234	$151,458	$236,776	$262,877

Basic net income per common share	$1.75	$1.84	$3.12	$3.14
Weighted average basic shares outstanding	74,817	82,289	75,787	83,696

Diluted net income per common share	$1.75	$1.84	$3.12	$3.14
Weighted average diluted shares outstanding	74,817	82,303	75,791	83,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income	$129,923	$150,354	$234,216	$261,236
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(230)	(211)	(112)	200
Foreign currency translation adjustments	(276)	249	(525)	264
Comprehensive income	129,417	150,392	233,579	261,700
Amounts attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	1,311	1,104	2,560	1,641
Comprehensive loss attributable to noncontrolling interest	1,311	1,104	2,560	1,641
Comprehensive income attributable to Boyd Gaming	$130,728	$151,496	$236,139	$263,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2026	76,368,491	$764	$—	$2,609,285	$(1,550)	$(617)	$2,607,882
Net income (loss)	—	—	—	105,542	—	(1,249)	104,293
Fair value adjustments to available-for-sale securities	—	—	—	—	118	—	118
Foreign currency translation adjustments	—	—	—	—	(249)	—	(249)
Stock options exercised	23,924	—	425	—	—	—	425
Release of restricted stock units, net of tax	179,162	2	(207)	(8,804)	—	—	(9,009)
Release of performance stock units, net of tax	108,477	1	(38)	(5,347)	—	—	(5,384)
Shares repurchased and retired	(1,847,047)	(19)	(7,878)	(148,285)	—	—	(156,182)
Dividends declared ($0.20 per share)	—	—	—	(15,035)	—	—	(15,035)
Share-based compensation costs	—	—	7,698	—	—	—	7,698
Balances, March 31, 2026	74,833,007	748	—	2,537,356	(1,681)	(1,866)	2,534,557
Net income (loss)	—	—	—	131,234	—	(1,311)	129,923
Fair value adjustments to available-for-sale securities	—	—	—	—	(230)	—	(230)
Foreign currency translation adjustments	—	—	—	—	(276)	—	(276)
Release of restricted stock units, net of tax	124,089	1	(3,024)	(3,112)	—	—	(6,135)
Release of performance stock units, net of tax	23,476	—	(1,344)	—	—	—	(1,344)
Shares repurchased and retired	(1,866,253)	(18)	(8,449)	(148,904)	—	—	(157,371)
Dividends declared ($0.20 per share)	—	—	—	(14,597)	—	—	(14,597)
Share-based compensation costs	—	—	12,817	—	—	—	12,817
Balances, June 30, 2026	73,114,319	$731	$—	$2,501,977	$(2,187)	$(3,177)	$2,497,344

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2025	86,184,155	$862	$—	$1,583,053	$(2,402)	$—	$1,581,513
Net income (loss)	—	—	—	111,419	—	(537)	110,882
Fair value adjustments to available-for-sale securities	—	—	—	—	411	—	411
Foreign currency translation adjustments	—	—	—	—	15	—	15
Stock options exercised	7,477	—	139	—	—	—	139
Release of restricted stock units, net of tax	44,277	—	(1,209)	(397)	—	—	(1,606)
Release of performance stock units, net of tax	99,124	1	(222)	(4,273)	—	—	(4,494)
Shares repurchased and retired	(4,453,045)	(44)	(6,313)	(324,748)	—	—	(331,105)
Dividends declared ($0.18 per share)	—	—	—	(14,745)	—	—	(14,745)
Share-based compensation costs	—	—	7,605	—	—	—	7,605
Transaction with noncontrolling interest	—	—	—	—	—	3,754	3,754
Balances, March 31, 2025	81,881,988	819	—	1,350,309	(1,976)	3,217	1,352,369
Net income (loss)	—	—	—	151,458	—	(1,104)	150,354
Fair value adjustments to available-for-sale securities	—	—	—	—	(211)	—	(211)
Foreign currency translation adjustments	—	—	—	—	249	—	249
Release of restricted stock units, net of tax	146,363	2	(8)	(35)	—	—	(41)
Release of performance stock units, net of tax	824	—	—	—	—	—	—
Shares repurchased and retired	(1,480,106)	(16)	(13,384)	(92,547)	—	—	(105,947)
Dividends declared ($0.18 per share)	—	—	—	(14,534)	—	—	(14,534)
Share-based compensation costs	—	—	13,392	—	—	—	13,392
Balances, June 30, 2025	80,549,069	$805	$—	$1,394,651	$(1,938)	$2,113	$1,395,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$234,216	$261,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,090	138,208
Amortization of debt financing costs and discounts on debt	3,489	3,774
Non-cash operating lease expense	51,380	46,303
Share-based compensation expense	20,515	20,997
Deferred income taxes	30,753	14,826
Non-cash interest income	(1,731)	(1,271)
Non-cash impairment of assets	—	32,272
Loss on early extinguishments and modifications of debt	391	—
Other operating activities	16,452	(2,390)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	9,334	16,953
Inventories	1,111	(410)
Prepaid expenses and other current assets	(9,738)	2,960
Income taxes (receivable) payable, net	25,148	7,925
Other assets, net	(1,137)	1,235
Accounts payable and accrued liabilities	(406,558)	(35,665)
Operating lease liabilities	(51,380)	(46,303)
Other liabilities	2,468	762
Net cash provided by operating activities	110,803	461,412
Cash Flows from Investing Activities
Capital expenditures	(297,113)	(294,322)
Advances made under note receivable	—	(31,780)
Cash paid for acquisitions, net of cash received	(46,844)	—
Cash paid for gaming license right	—	(41,461)
Other investing activities	269	(8,318)
Net cash used in investing activities	(343,688)	(375,881)
Cash Flows from Financing Activities
Borrowings under credit facilities	1,284,325	1,375,200
Payments under credit facilities	(718,200)	(987,400)
Debt financing costs	(1,819)	—
Share-based compensation activities	(21,447)	(6,002)
Shares repurchased and retired	(311,054)	(432,997)
Dividends paid	(28,802)	(29,410)
Other financing activities	—	(6)
Net cash provided by (used in) financing activities	203,003	(80,615)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(90)	(267)
Change in cash, cash equivalents and restricted cash	(29,972)	4,649
Cash, cash equivalents and restricted cash, beginning of period	358,767	321,364
Cash, cash equivalents and restricted cash, end of period	$328,795	$326,013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$56,385	$95,326
Cash paid for income taxes	26,827	62,421
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$67,240	$32,942
Dividends declared not yet paid	14,597	14,534
Assets acquired in exchange for contingent consideration	5,000	38,539
Derecognition of right-of-use operating lease asset	—	36,883
Derecognition of lease liability	—	(36,883)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

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

Recasted Condensed Consolidated Statements of Operations (Unaudited)

Starting in the third quarter of 2025, the Company separated online reimbursements revenue from online revenue and online reimbursements expense from online expense. Under certain of our online market access agreements, we are the primary obligor and are responsible for paying gaming taxes and other license obligations owed as the gaming licensee for the related online gaming activities. We are reimbursed for these taxes and other payments by the third-party operators. To improve transparency on the face of the financial statements, the reimbursements we receive are recorded as online reimbursements revenue and the gaming taxes and other expenses paid are reported as online reimbursements expense. Online revenue and online expense include Boyd Interactive operations and our revenue share from our online market access agreements. Revenue and operating expense for the three and six months ended June 30, 2025 have been recast to conform to this presentation. The disaggregation of online reimbursements revenue from online revenue and online reimbursements expense from online expense did not impact the Company's total revenues, net income or earnings per share as previously reported for the three and six months ended June 30, 2025.

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

Acquisition

The Company follows the acquisition method of accounting pursuant to Financial Accounting Standards Board ("FASB") ASC Topic 805. In accordance with ASC 805, purchase consideration is allocated to the assets acquired and liabilities assumed based on their fair values as determined by management, with assistance from third-party specialists as deemed necessary.

On April 1, 2026, Boyd Interactive Gaming, Inc., a wholly owned subsidiary of the Company, completed its acquisition of Design Works Studios, LLC ("Design Works") pursuant to a Membership Interest Purchase Agreement entered into on September 8, 2025. Total purchase consideration was $53.3 million, consisting of gross cash consideration of $48.3 million (with $1.5 million of cash acquired, for total cash paid for acquisitions, net of cash received of $46.8 million) and a $5.0 million contingent liability. The contingent liability is payable within one year in cash and is based on the achievement of certain performance factors.

Design Works is an online games software development business based in Arizona that supplies innovative game content to the regulated online real money gaming and social gaming markets. This acquisition enhances our online casino capabilities and reduces reliance on third parties for game content for our platform. The purchase price allocation resulted in the recognition of $32.1 million of goodwill, $12.2 million of B2B relationships and $9.7 million of developed technology, along with other miscellaneous operating assets and liabilities resulting in $0.7 million of net liabilities. The B2B relationships and developed technology are amortizing intangible assets included in intangible assets, net within our condensed consolidated balance sheet as of June 30, 2026 and have been assigned useful lives of six and five years, respectively. The acquired company is aggregated into, and the recognized goodwill is assigned to, our Online segment (see Note 9, Segment Information).

The pro-forma revenue and earnings from the acquisition, assuming all impacts as if it had been completed on January 1, 2026, are not material through June 30, 2026.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

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

	June 30,	December 31,	June 30,	December 31,
(In thousands)	2026	2025	2025	2024
Cash and cash equivalents	$322,713	$353,413	$320,111	$316,688
Restricted cash	6,082	5,354	5,902	4,676
Total cash, cash equivalents and restricted cash	$328,795	$358,767	$326,013	$321,364

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Food & beverage	$34,685	$34,054	$67,030	$66,313
Room	16,589	16,165	32,286	31,289
Other	2,331	2,181	4,472	3,987

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled $139.9 million and $135.1 million for the three months ended June 30, 2026 and 2025, respectively, and were $271.9 million and $262.2 million for the six months ended June 30, 2026 and 2025, respectively. Gaming taxes recorded as online expense, excluding taxes paid under online market access agreements (see Online Market Access Agreements below for further discussion), totaled $7.6 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively, and $14.5 million and $10.9 million for the six months ended June 30, 2026 and 2025, respectively.

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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more-likely-than-not standard. If it is subsequently determined that a previously recognized tax position no longer meets the more-likely-than-not standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. If applicable, accrued interest and penalties are included in other long-term tax liabilities on the condensed consolidated balance sheets.

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of June 30, 2026, there were no changes to our unrecognized tax benefits to date.

Tax Credits

Pursuant to provisions under the Inflation Reduction Act of 2022, the Company enters into agreements to purchase transferable federal energy tax credits at a discount to face value. The discount associated with these tax credits is recognized as an income tax benefit recorded proportionately in the same period that the tax credits are used. The Company paid $341.0 million during the six months ended June 30, 2026 related to transferable federal energy tax credits purchased in 2025.

Online Market Access Agreements

Subject to state law and regulatory approvals, we offer online sports wagering under market access agreements with online operators and receive a market access fee from such operators in Illinois, Indiana, Iowa, Kansas, Louisiana, Missouri (beginning in December 2025) and Pennsylvania as well as online casinos in Pennsylvania. In addition, we offered online sports wagering under market access agreements in Ohio through June 30, 2025. Under our online market access agreements, we receive a revenue share from the third-party operators based on actual net wagering wins and losses or a fixed annual fee. The market access fees under these market access agreements are recorded in online revenue on the condensed consolidated statements of operations.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

Currency Translation

The Company has foreign subsidiaries related to its Boyd Interactive operations. The Company translates the financial statements of these foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. When a material income statement event occurs, the transaction is translated at the exchange rate in effect on the date of occurrence. Translation adjustments are recorded in other comprehensive income (loss). Gains or losses from foreign currency transaction remeasurements are recorded in other, net on the condensed consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) ("Update 2025-05")

In July 2025, the FASB issued Update 2025-05 to clarify guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. Update 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted Update 2025-05 in the first quarter 2026, and the impact of the adoption to the condensed consolidated financial statements was not material.

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Land	$362,178	$356,696
Buildings and improvements	3,436,043	3,365,328
Furniture and equipment	2,004,991	1,980,090
Riverboats and barges	194,445	194,292
Construction in progress	376,972	271,603
Total property and equipment	6,374,629	6,168,009
Less accumulated depreciation	(3,365,022)	(3,296,625)
Property and equipment, net	$3,009,607	$2,871,384

Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Depreciation expense	$85,478	$65,563	$175,813	$129,366

During the six months ended June 30, 2025, as a result of our first quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. To determine the value of the long-lived asset and the resulting impairment, we utilized the income approach which focuses on the income-producing capability of the asset. This noncash impairment charge is recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our property and equipment long-lived assets during the six months ended June 30, 2026.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30, 2026
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	3.2	$3,300	$(1,209)	$—	$—	$2,091
Host agreements	6.9	58,000	(31,256)	—	—	26,744
Development agreement	3.1	21,373	(11,831)	—	—	9,542
Developed technology	5.8	58,012	(16,932)	—	(355)	40,725
B2B relationships	4.2	40,200	(14,860)	—	(58)	25,282
B2C relationships	8.3	13,000	(3,972)	—	—	9,028
Marketing agreement	18.2	4,500	(413)	—	—	4,087
		198,385	(80,473)	—	(413)	117,499
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,491,835	(33,960)	(253,974)	—	1,203,901
		1,691,735	(33,960)	(286,249)	—	1,371,526
Balances, June 30, 2026		$1,890,120	$(114,433)	$(286,249)	$(413)	$1,489,025

	December 31, 2025
	Weighted
	Useful Life	Gross		Accumulated	Effect of Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	3.7	$3,300	$(880)	$—	$—	$2,420
Host agreements	7.4	58,000	(29,323)	—	—	28,677
Development agreement	3.6	21,373	(10,304)	—	—	11,069
Developed technology	6.4	47,361	(15,351)	—	(80)	31,930
B2B relationships	4.0	28,000	(12,395)	—	(6)	15,599
B2C relationships	8.8	13,000	(3,430)	—	—	9,570
Marketing agreement	18.7	4,500	(300)	—	—	4,200
		175,534	(71,983)	—	(86)	103,465
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,491,835	(33,960)	(253,974)	—	1,203,901
		1,691,735	(33,960)	(286,249)	—	1,371,526
Balances, December 31, 2025		$1,867,269	$(105,943)	$(286,249)	$(86)	$1,474,991

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

The following table presents the future amortization expense for our amortizing intangible assets as of  June 30, 2026:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2026 (excluding six months ended June 30, 2026)	$331	$1,934	$1,526	$3,760	$2,915	$541	$112	$11,119
2027	660	3,867	3,053	8,035	5,947	1,083	225	22,870
2028	660	3,867	3,053	7,827	5,947	1,083	225	22,662
2029	440	3,867	1,910	7,135	5,329	1,083	225	19,989
2030	—	3,867	—	6,587	2,233	1,083	225	13,995
Thereafter	—	9,342	—	7,381	2,911	4,155	3,075	26,864
Total future amortization	$2,091	$26,744	$9,542	$40,725	$25,282	$9,028	$4,087	$117,499

Goodwill consists of the following:

	June 30, 2026
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	136,887	—	(82,000)	21	54,908
Managed & Other	30,529	—	(30,529)	—	—
Balances, June 30, 2026	$1,404,249	$(6,134)	$(408,078)	$21	$990,058

	December 31, 2025
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	90	22,827
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2025	$1,372,099	$(6,134)	$(408,078)	$90	$957,977

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Payroll and related	$79,616	$75,822
Interest	17,093	17,092
Gaming	72,376	72,627
Player loyalty program	18,344	20,132
Advance deposits	18,707	17,795
Outstanding chips	4,463	5,443
Dividends payable	14,597	13,767
Operating leases	119,544	111,836
Other	131,239	493,413
Total accrued liabilities	$475,979	$827,927

Included in Other as of  June 30, 2026 and  December 31, 2025 is $23.4 million and $371.3 million, respectively, of 2025 transferable federal energy tax credits purchased from third parties.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	June 30, 2026
	Interest		Unamortized
	Rates at		Origination
	June 30,	Outstanding	Fees and	Long-Term
(In thousands)	2026	Principal	Costs	Debt, Net
Credit facility	4.870%	$741,100	$(17,682)	$723,418
4.750% senior notes due 2027	4.750%	1,000,000	(2,922)	997,078
4.750% senior notes due 2031	4.750%	900,000	(6,741)	893,259
Long-term debt, net		$2,641,100	$(27,345)	$2,613,755

	December 31, 2025
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2025	Principal	Costs	Debt, Net
Prior credit facility	5.318%	$160,700	$(3,820)	$156,880
4.750% senior notes due 2027	4.750%	1,000,000	(3,896)	996,104
4.750% senior notes due 2031	4.750%	900,000	(7,415)	892,585
Long-term debt, net		$2,060,700	$(15,131)	$2,045,569

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

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the "Term A Loan Facility", and the loans thereunder, the "Term A Loans", and the Term A Loan Facility collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan Facility mature on the fifth anniversary of the Closing Date ("Maturity Date") or earlier upon the occurrence or non-occurrence of certain events, including a springing maturity on September 1, 2027 ("Springing Maturity Date") if the $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") have not been refinanced with a maturity date that is 91 days after the Maturity Date. The Company may use availability under the Revolving Credit Facility and the Term A Loan Facility to refinance the 4.750% Senior Notes due 2027 to satisfy the 4.750% Senior Notes due 2027 refinance requirements prior to the Springing Maturity Date and upon doing so, the Springing Maturity Date is no longer applicable and the Credit Facility maturity reverts to the Maturity Date. Term A Loans are available to be drawn until  July 1, 2027 in up to a maximum of four borrowings, provided that, on  February 1, 2026, the remaining borrowings available under the Term A Loan Facility will be reduced by an amount equal to the greater of Term A Loans previously made and $400.0 million. As of June 30, 2026, the Company has made one borrowing totaling $400.0 million under the Term A Loan Facility. Proceeds from the Credit Agreement on the Closing Date were used to refinance all outstanding obligations under the Prior Credit Agreement, including amounts outstanding under the then existing $1,450.0 million senior secured revolving credit facility ("Prior Credit Facility") and to fund transaction costs in connection with the Credit Agreement. Additional borrowings under the Credit Agreement after the Closing Date  may be used for working capital and other general corporate purposes.

The outstanding principal amounts under the Credit Facility as of June 30, 2026 and under the Prior Credit Agreement as of December 31, 2025 are comprised of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Revolving Credit Facility	$315,000	$135,000
Term A Loans	400,000	—
Swing Loan	26,100	25,700
Total outstanding principal amounts	$741,100	$160,700

With a total revolving credit commitment of $1,450.0 million available under the Revolving Credit Facility, $315.0 million and $26.1 million outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $14.2 million allocated to support various letters of credit, there was a remaining contractual availability under the Revolving Credit Facility of $1,094.7 million as of June 30, 2026. In addition, with $400.0 million drawn on the Term A Loan Facility, the Company had $800.0 million of contractual availability under the Term A Loan Facility as of June 30, 2026, and together with the Revolving Credit Facility, there was remaining contractual availability under the Credit Facility of $1,894.7 million as of  June 30, 2026.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

Interest and Fees

The interest rate on the outstanding balance from time to time of the Revolving Credit Facility and the Term A Loan Facility is based on, at the Company’s option, either (i) a rate based on the secured overnight financing rate ("SOFR") administered by the Federal Reserve Bank of New York, or (ii) the base rate, in each case, plus an applicable margin. Such applicable margin is a percentage per annum determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) and ranges from 1.25% to 2.25% (if using SOFR) and from 0.25% to 1.25% (if using the base rate). A fee of a percentage per annum (which ranges from 0.20% to 0.35% determined in accordance with a specified pricing grid based on the Consolidated Total Net Leverage Ratio) will be payable on the unused portions of the Revolving Credit Facility and the Term A Loan Facility. The rates based on SOFR will be determined based on, at the Company’s option, either (i) a forward-looking SOFR term rate administered by CME Group Benchmark Administration Limited or any successor administrator, and based on interest periods of one, three or six months or such other interest period that is twelve months or less subject to the consent of all applicable lenders and the administrative agent, or (ii) a daily SOFR rate published by the Federal Reserve Bank of New York. The "base rate" under the Credit Agreement is the highest of (x) Bank of America’s publicly announced prime rate, (y) the federal funds rate published by the Federal Reserve Bank of New York plus 0.50%, or (z) the SOFR rate for a one-month interest period plus 1.00%.

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

Early Extinguishments and Modifications of Debt

As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equals or exceeds that under the Prior Credit Agreement and the lenders under the Credit Agreement are substantially similar to the lenders under the Prior Credit Agreement, we accounted for the Prior Credit Facility termination as a modification of debt in accordance with authoritative accounting guidance for debt extinguishments and debt modifications. As a result, $3.3 million of unamortized deferred finance charges related to the Prior Credit Agreement were added to the $16.1 million of deferred finance charges incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. The remaining $0.4 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Agreement that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the six months ended June 30, 2026. There was no loss on early extinguishments and modifications of debt for the six months ended June 30, 2025.

Covenant Compliance

As of  June 30, 2026, we were in compliance with the financial covenants of our debt instruments.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements
In 2012, the Company entered into a management agreement with Wilton Rancheria. The management agreement provides for us to manage Sky River Casino upon its opening on August 15, 2022 for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $28.5 million and  $23.8 million for our management services for the three months ended June 30, 2026 and 2025, respectively, and  $54.7 million and  $48.9 million for the six months ended June 30, 2026 and 2025, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

Master Lease Agreements
The Company leases the facilities associated with the Ameristar Kansas City, Ameristar St. Charles, Belterra Resort and Belterra Park gaming entertainment properties (“Master Leases”), with the initial term commencing on October 15, 2018 and ending on April 30, 2026, with options for renewal. The term of the Master Leases may be extended for five separate renewal terms of five years each. During the first quarter 2025, the Company exercised its right to extend the Master Leases for the first renewal term. This first renewal extends the Master Leases through April 30, 2031. The monthly lease payment during the initial term, as well as the first renewal term, consists of the sum of: (i) the building base rent, (ii) the land base rent, and (iii) the percentage rent, each as defined in the Master Leases.

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

Through the Norfolk Management Agreement, the Company is responsible for funding any operational losses and is entitled to significant economic benefits from the developed casino’s operations. The Company has determined that GEC is a VIE and that the Company has variable interests in GEC through the Norfolk Development Agreement, the Norfolk Management Agreement and through its exclusive option to purchase a percentage of membership interests of GEC, which the Company exercised on June 1, 2026. As the Company has the power to direct the activities that most significantly affect the economic performance of GEC, including development and management of the Norfolk Casino, and the right to receive benefits or the obligation to absorb losses that could be potentially significant to GEC, the Company has determined that it is the primary beneficiary of GEC and that GEC must be consolidated with the Company’s financial results. The Company had this power and these rights and obligations upon entry into the related agreements on February 14, 2025, and such power, rights and obligations did not change upon exercising its exclusive option to purchase a percentage of membership interests of GEC. The Company does  not have the power to direct the Tribe or PITGA’s activities, nor is it responsible for economic losses or have rights to economic benefits of the Tribe or PITGA.

The Company anticipates incurring aggregate expenditures in connection with the Norfolk Casino project of approximately $750.0 million with an estimated $300.0 million expected to be incurred in 2026.

Commitments
As of June 30, 2026, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form  10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program
On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of  $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024,  December 5, 2024, July 17, 2025 and April 8, 2026. As of  June 30, 2026, we were authorized to repurchase up to an additional  $551.1 million in shares of our common stock under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5- 1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under this program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods  (1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Shares repurchased (2)	1,866	1,480	3,713	5,933
Total cost, including brokerage fees (3)	$156,017	$105,000	$311,054	$432,997
Average repurchase price per share (4)	$83.60	$70.94	$83.77	$72.98

(1) Shares repurchased reflect repurchases settled during the three and six months ended June 30, 2026 and 2025. These amounts exclude repurchases, if any, traded but not yet settled on or before June 30, 2026 and 2025, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
December 4, 2025	December 15, 2025	January 15, 2026	0.18
February 19, 2026	March 16, 2026	April 15, 2026	0.20
May 7, 2026	June 15, 2026	July 15, 2026	0.20

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

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Gaming	$386	$297	$665	$525
Food & beverage	74	56	127	100
Room	35	27	60	48
Selling, general and administrative	1,962	1,512	3,379	2,673
Corporate expense	10,360	11,500	16,284	17,651
Total share-based compensation expense	$12,817	$13,392	$20,515	$20,997

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

Unamortized Stock Compensation Expense and Recognition Period

As of June 30, 2026, there was approximately $17.2 million, $6.2 million and $1.5 million of total unrecognized share-based compensation costs related to unvested RSUs, PSUs and career shares, respectively. As of June 30, 2026, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.3 years, 2.3 years and 2.9 years, respectively.

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

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	June 30, 2026
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$322,713	$322,713	$—	$—
Restricted cash	6,082	6,082	—	—
Investment available for sale	11,574	—	—	11,574

	December 31, 2025
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$353,413	$353,413	$—	$—
Restricted cash	5,354	5,354	—	—
Investment available for sale	12,347	—	—	12,347

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  June 30, 2026 and December 31, 2025.

Investment Available for Sale

We have an investment in a single municipal bond issuance of $14.7 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  June 30, 2026 and December 31, 2025. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  June 30, 2026 and  December 31, 2025 is a discount rate of 12.9% and 12.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income. At June 30, 2026 and December 31, 2025, $0.9 million and $0.8 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  June 30, 2026 and December 31, 2025, $10.7 million and $11.5 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.5 million and $1.6  million as of June 30, 2026 and December 31, 2025, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of reporting period	$12,678	$13,142	$12,347	$12,553
Total gains (realized or unrealized):
Included in interest income	46	45	92	90
Included in other comprehensive income (loss)	(305)	(279)	(20)	265
Purchases, sales, issuances and settlements:
Settlements	(845)	(785)	(845)	(785)
Balance at end of reporting period	$11,574	$12,123	$11,574	$12,123

We are exposed to valuation risk on our Level 3 financial instruments. We estimate our risk exposure using a sensitivity analysis of potential changes in the significant unobservable inputs of our fair value measurements. Our Level 3 financial instruments are most susceptible to valuation risk caused by changes in the discount rate. If the discount rate in our fair value measurements increased or decreased by 100-basis points, the change would not cause the value of our investment available for sale fair value measurements to change significantly.

The fair value of indefinite-lived intangible assets, long-lived assets and operating right-of-use assets, classified in the fair value hierarchy as Level 3, is utilized in performing the Company's impairment analyses (see Note 2, Property and Equipment, Net).

Assets acquired and contingent liabilities assumed as part of an asset acquisition, along with noncontrolling interests, are recorded at fair value upon acquisition and all are classified in the fair value hierarchy as Level 3, other than cash or restricted cash acquired, which are classified as Level 1.

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable.

	June 30, 2026
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$36,519	$36,519	$36,993	Level 3
Liabilities
Obligation under assessment arrangements	14,567	13,206	16,841	Level 3

	December 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$34,789	$34,789	$35,641	Level 3
Liabilities
Obligation under assessment arrangements	15,737	14,200	17,915	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	June 30, 2026
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$741,100	$723,418	$730,600	Level 2
4.750% senior notes due 2027	1,000,000	997,078	995,000	Level 1
4.750% senior notes due 2031	900,000	893,259	867,375	Level 1
Total debt	$2,641,100	$2,613,755	$2,592,975

	December 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Prior credit facility	$160,700	$156,880	$160,700	Level 2
4.750% senior notes due 2027	1,000,000	996,104	996,250	Level 1
4.750% senior notes due 2031	900,000	892,585	877,500	Level 1
Total debt	$2,060,700	$2,045,569	$2,034,450

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

The estimated fair values of our note receivable and our obligation under assessment arrangements are based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility and Prior Credit Facility is based on a relative value analysis performed on or about  June 30, 2026 and December 31, 2025, respectively. The estimated fair values of our senior notes are based on quoted market prices as of  June 30, 2026 and December 31, 2025.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended June 30, 2026 and 2025.

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

(3) Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica"), which was located in Tunica, Mississippi was permanently closed on  November 9, 2025. Property results for Sam's Town Tunica for the three and six months ended June 30, 2025 were included in the Midwest & South segment.

(4) Property is subject to a master lease agreement with a real estate investment trust.

(5) The Company entered into an agreement to sell the property in February 2026. The sale is expected to take place in the third quarter of 2026.

(6) Transitional casino opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements. The full casino resort is expected to open in late 2027.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

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

The following tables set forth, for the periods indicated, departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended June 30, 2026
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$166,707	$23,645	$21,129	$—	$—	$—	$14,417	$225,898
Downtown Las Vegas	32,321	9,964	7,017	—	—	—	2,810	52,112
Midwest & South	472,430	44,093	22,267	—	—	—	18,100	556,890
Online	—	—	—	31,825	126,357	—	—	158,182
Managed & Other	11,831	—	—	—	—	28,481	992	41,304
Total Revenues	$683,289	$77,702	$50,413	$31,825	$126,357	$28,481	$36,319	$1,034,386

	Three Months Ended June 30, 2025 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$166,382	$24,890	$23,706	$—	$—	$—	$14,113	$229,091
Downtown Las Vegas	34,077	10,874	7,267	—	—	—	3,035	55,253
Midwest & South	459,231	42,403	20,480	—	—	—	17,963	540,077
Online	—	—	—	39,139	133,912	—	—	173,051
Managed & Other	11,765	—	—	—	—	23,775	986	36,526
Total Revenues	$671,455	$78,167	$51,453	$39,139	$133,912	$23,775	$36,097	$1,033,998

	Six Months Ended June 30, 2026
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$324,759	$46,354	$41,749	$—	$—	$—	$30,140	$443,002
Downtown Las Vegas	66,523	20,822	13,916	—	—	—	5,789	107,050
Midwest & South	919,403	86,296	40,695	—	—	—	35,589	1,081,983
Online	—	—	—	58,073	261,804	—	—	319,877
Managed & Other	23,105	—	—	—	—	54,702	2,022	79,829
Total Revenues	$1,333,790	$153,472	$96,360	$58,073	$261,804	$54,702	$73,540	$2,031,741

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

	Six Months Ended June 30, 2025 (1)
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Revenues
Las Vegas Locals	$327,122	$47,657	$46,909	$—	$—	$—	$30,202	$451,890
Downtown Las Vegas	70,667	21,752	14,140	—	—	—	5,981	112,540
Midwest & South	889,407	82,916	37,792	—	—	—	34,549	1,044,664
Online	—	—	—	79,107	263,517	—	—	342,624
Managed & Other	22,952	—	—	—	—	48,921	1,972	73,845
Total Revenues	$1,310,148	$152,325	$98,841	$79,107	$263,517	$48,921	$72,704	$2,025,563

(1) Revenues for the three and six months ended June 30, 2025 have been recast to reflect the change made during the third quarter of 2025 to separate online reimbursements revenue from online revenue.

The following table reconciles, for the periods indicated, our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Adjusted EBITDAR
Las Vegas Locals	$106,416	$112,714	$206,378	$219,261
Downtown Las Vegas	16,905	19,405	35,805	40,328
Midwest & South	208,748	201,401	401,389	384,623
Online	10,590	22,244	18,946	45,550
Managed & Other	30,692	25,963	59,108	53,282
Corporate expense	(22,883)	(23,865)	(53,743)	(47,665)
Adjusted EBITDAR	350,468	357,862	667,883	695,379
Other operating costs and expenses
Deferred rent	132	147	264	294
Master lease rent expense	28,856	28,442	57,440	56,602
Depreciation and amortization	91,101	69,985	186,090	138,208
Share-based compensation expense	12,817	13,392	20,515	20,997
Project development, preopening and writedowns	15,356	2,764	35,624	1,242
Impairment of assets	—	—	—	32,272
Other operating items, net	1,508	762	3,260	3,507
Total other operating costs and expenses	149,770	115,492	303,193	253,122
Operating income	200,698	242,370	364,690	442,257
Other expense (income)
Interest income	(1,282)	(1,263)	(3,147)	(2,071)
Interest expense, net of amounts capitalized	31,423	50,569	59,874	99,006
Loss on early extinguishments and modifications of debt	—	—	391	—
Other, net	(3)	(48)	4	59
Total other expense, net	30,138	49,258	57,122	96,994
Income before income taxes	170,560	193,112	307,568	345,263
Income tax provision	(40,637)	(42,758)	(73,352)	(84,027)
Net income	129,923	150,354	234,216	261,236
Net loss attributable to noncontrolling interest	1,311	1,104	2,560	1,641
Net income attributable to Boyd Gaming	$131,234	$151,458	$236,776	$262,877

For purposes of this presentation, corporate expense excludes its portion of share-based compensation expense. Corporate expense represents unallocated payroll, professional fees, charitable contributions, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

Total Reportable Segment Expenses

The Company's chief operating decision maker ("CODM") is our President and Chief Executive Officer. To monitor performance, the CODM regularly receives and reviews revenue and Adjusted EBITDAR information monthly for each operating segment aggregated by reportable segment, as well as consolidated expense information. Additionally, the CODM receives estimated and forecasted expense information by operating segment, as well as Adjusted EBITDAR margins and customer play on an operating segment basis. The CODM uses Adjusted EBITDAR margins to monitor the operating efficiencies of segments and customer play trends to monitor the overall health of the player in each segment. The CODM evaluates operating performance and allocates resources based on revenue and Adjusted EBITDAR. In particular, the CODM utilizes Adjusted EBITDAR to evaluate total company performance and individual operating segment performance. In addition, the CODM utilizes Adjusted EBITDAR in the evaluation of incentive compensation and in the annual budget process. Finally, the CODM uses Adjusted EBITDAR in the evaluation of potential acquisitions.

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

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Three Months Ended June 30, 2026
Revenues	$225,898	$52,112	$556,890	$158,182	$41,304	$1,034,386
Other segment expenses (1)	119,482	35,207	348,142	147,592	10,612	661,035
Corporate expense	—	—	—	—	—	22,883
Adjusted EBITDAR	$106,416	$16,905	$208,748	$10,590	$30,692	$350,468

Three Months Ended June 30, 2025
Revenues	$229,091	$55,253	$540,077	$173,051	$36,526	$1,033,998
Other segment expenses (1)	116,377	35,848	338,676	150,807	10,563	652,271
Corporate expense	—	—	—	—	—	23,865
Adjusted EBITDAR	$112,714	$19,405	$201,401	$22,244	$25,963	$357,862

Six Months Ended June 30, 2026
Revenues	$443,002	$107,050	$1,081,983	$319,877	$79,829	$2,031,741
Other segment expenses (1)	236,624	71,245	680,594	300,931	20,721	1,310,115
Corporate expense	—	—	—	—	—	53,743
Adjusted EBITDAR	$206,378	$35,805	$401,389	$18,946	$59,108	$667,883

Six Months Ended June 30, 2025
Revenues	$451,890	$112,540	$1,044,664	$342,624	$73,845	$2,025,563
Other segment expenses (1)	232,629	72,212	660,041	297,074	20,563	1,282,519
Corporate expense	—	—	—	—	—	47,665
Adjusted EBITDAR	$219,261	$40,328	$384,623	$45,550	$53,282	$695,379

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consist of the following amounts:

	June 30,	December 31,
(In thousands)	2026	2025
Assets
Las Vegas Locals	$1,763,457	$1,681,176
Downtown Las Vegas	284,183	288,699
Midwest & South	3,871,540	3,924,404
Online	206,963	159,996
Managed & Other	112,399	111,396
Corporate	445,662	409,019
Total Assets	$6,684,204	$6,574,690

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2026. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

(3) Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica"), which was located in Tunica, Mississippi was permanently closed on November 9, 2025. Property results for Sam's Town Tunica for the three and six months ended June 30, 2025 were included in the Midwest & South segment.

(4) Property is subject to a master lease agreement with a real estate investment trust.

(5) The Company entered into an agreement to sell the property in February 2026. The sale is expected to take place in the third quarter of 2026.

(6) Transitional casino opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements. The full casino resort is expected to open in late 2027.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Total revenues	$1,034.4	$1,034.0	$2,031.7	$2,025.6
Operating income	200.7	242.4	364.7	442.3
Net income	129.9	150.4	234.2	261.2

Total Revenues

Total revenues for the three months ended June 30, 2026 increased by $0.4 million compared to the prior year comparable period, primarily due to (i) an increase in gaming revenues of $11.8 million, or 1.8%, driven by an increase in slot win of 2.4% and slot handle of 1.6%; (ii) an increase in management fee revenue of $4.7 million related to our management of Sky River Casino; (iii) an increase in Boyd Interactive revenues of $6.5 million, driven by the acquisition of Design Works Studios, LLC ("Design Works") on April 1, 2026, as discussed in Note 1, Summary of Significant Accounting Policies, and organic growth from existing operations; partially offset by (iv) a decrease in online reimbursements revenue of $7.6 million, which relates to reimbursements of gaming taxes and other expenses paid on behalf of our online partners; and (v) a decrease in revenue from market access agreements of $13.9 million, resulting from the termination of certain agreements starting in the third quarter of 2025 in connection with the FanDuel Equity Sale (as defined below) and in some instances, entry into new agreements at lower rates than those terminated.

Total revenues for the six months ended June 30, 2026 increased by $6.2 million, or 0.3%, compared to the prior year comparable period, primarily due to (i) an increase in gaming revenues of $23.6 million, or 1.8%, driven by an increase in slot win of 2.4% and slot handle of 1.6%; (ii) an increase of $5.8 million related to the Sky River Casino management fee; (iii) an increase in Boyd Interactive revenues of $7.9 million, driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations; partially offset by (iv) a decrease in revenue from market access agreements of $28.9 million, resulting from the termination of certain agreements starting in the third quarter of 2025 in connection with the FanDuel Equity Sale and in some instances, entry into new agreements at lower rates than those terminated.

Operating Income

Operating income decreased by $41.7 million, or 17.2%, for the three months ended June 30, 2026, compared to the prior year comparable period, primarily due to (i) an increase in depreciation and amortization expense of $21.1 million, driven by: the completion of our meeting and convention space at Ameristar St. Charles in the third quarter of 2025, the opening of the transitional casino in Norfolk, Virginia in November 2025, the opening of Cadence Crossing in March 2026, investments in technology throughout 2025, hotel room renovations and new food & beverage concepts at multiple properties during the latter half of 2025 and into the first half of 2026; (ii) an increase in project development, preopening and writedowns expense of $12.6 million, which was driven by an $8.8 million increase in costs related to demolition and asset writedowns and a $3.8 million increase in preopening costs; and (iii) a $13.9 million decrease in revenue from our market access agreements, as discussed above. Market access fee revenue has minimal expenses associated with it such that an increase or decrease in market access fee revenue will have a greater impact on operating income than increases or decreases in other revenue streams.

Operating income decreased by $77.6 million, or 17.5%, for the six months ended June 30, 2026, compared to the prior year comparable period, primarily due to (i) an increase in depreciation and amortization expense of $47.9 million, which was driven by: the completion of our meeting and convention space at Ameristar St. Charles in the third quarter of 2025, the opening of the transitional casino in Norfolk, Virginia in November 2025, the opening of Cadence Crossing in March 2026, investments in technology throughout 2025, hotel room renovations and new food & beverage concepts at multiple properties during the latter half of 2025 and into the first half of 2026; (ii) an increase in project development, preopening and writedowns expense of $34.4 million, which was driven by a $29.5 million increase in costs related to demolition and asset writedowns and a $4.9 million increase in preopening costs; (iii) a $28.9 million decrease in revenue from our market access agreements, as market access fee revenue has minimal expenses associated with it, as discussed above; partially offset by (iv) a $32.3 million decrease in impairment of assets, as the Company recorded long-lived asset impairment charges of $32.3 million during the first quarter of 2025 related to property and equipment in the Las Vegas Locals segment.

Net Income

Net income decreased  $20.4  million  for the three months ended  June 30, 2026 , compared to the prior year comparable period, primarily due to the $41.7 million decrease in operating income, as discussed above, partially offset by a $19.1 million decrease in interest expense, which was driven by a $1.1 billion decrease in the weighted average outstanding debt balance combined with a 60-basis point decline in the weighted average interest rate. The decline in the weighted average outstanding debt balance was due to the full repayment of the then outstanding balances under the Prior Credit Facility in the third quarter of 2025 totaling $1,680.9 million with the proceeds from the sale of our 5% equity interest in FanDuel ("FanDuel Equity Sale"), partially offset by the $559.4 million of average outstanding principal under the Credit Facility during the second quarter of 2026 (Prior Credit Facility and Credit Facility are as defined below in "Liquidity and Capital Resources - Indebtedness ").

Net income decreased by $27.0 million, or 10.3%, for the six months ended June 30, 2026, compared to the prior year comparable period, primarily due to the $77.6 million decrease in operating income, as discussed above. Net income was favorably impacted by a $39.1 million decrease in interest expense, which was driven by a $1.1 billion decrease in the weighted average outstanding debt balance, due to debt repayments under the Prior Credit Facility during the third quarter of 2025 as a result of the FanDuel Equity Sale, as discussed above, combined with a 60-basis point decline in the weighted average interest rate. Net income was also favorably impacted by a $10.7 million decrease in the income tax provision driven by the decrease in operating income and interest expense, as discussed above.

Operating Revenues
We derive the majority of our revenues from our gaming operations, which produced approximately  66% of revenues for the  three and six months ended June 30, 2026 and  65% of revenues for the  three and six months ended June 30, 2025. Online reimbursements revenues represent our next most significant revenue source, generating  12% and 13% of revenues for the  three and six months ended June 30, 2026 , respectively, and  13% of revenues for both the  three and six months ended June 30, 2025. Food & beverage revenues, room revenues, online revenues, management fee revenues and other revenues each separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Revenues
Gaming	$683.3	$671.4	$1,333.8	$1,310.2
Food & beverage	77.7	78.2	153.5	152.3
Room	50.4	51.4	96.3	98.9
Online	31.8	39.2	58.1	79.1
Online reimbursements	126.4	133.9	261.8	263.5
Management fee	28.5	23.8	54.7	48.9
Other	36.3	36.1	73.5	72.7
Total revenues	$1,034.4	$1,034.0	$2,031.7	$2,025.6

Departmental operating expenses
Gaming	$267.6	$259.6	$522.5	$505.7
Food & beverage	67.0	65.6	131.9	129.0
Room	19.8	19.5	39.0	38.5
Online	21.0	16.2	38.7	32.6
Online reimbursements	126.4	133.9	261.8	263.5
Other	12.5	12.1	25.7	24.9
Total departmental operating expenses	$514.3	$506.9	$1,019.6	$994.2

Margins
Gaming	60.8%	61.3%	60.8%	61.4%
Food & beverage	13.8%	16.1%	14.1%	15.3%
Room	60.7%	62.1%	59.5%	61.1%
Online	34.0%	58.7%	33.4%	58.8%
Online reimbursements	0.0%	0.0%	0.0%	0.0%
Other	65.6%	66.5%	65.0%	65.7%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The increase in gaming revenues of $11.8 million, or 1.8%, during the three months ended June 30, 2026, compared to the prior year comparable period, was primarily due to increases in slot win of 2.4% and slot handle of 1.6%.

Gaming revenues increased $23.6 million, or 1.8%, during the six months ended June 30, 2026, compared to the prior year comparable period, primarily due to increases in slot win of 2.4% and slot handle of 1.6%.

Food & Beverage

Food & beverage revenues decreased $0.5 million, or 0.6%, during the three months ended June 30, 2026, compared to the prior year comparable period, primarily due to a 2.6% decrease in food covers. Food & beverage margin for the three months ended June 30, 2026, decreased to 13.8% from 16.1% for the prior year comparable period, primarily due to a 2.4% increase in cost per guest served.

Food & beverage revenues increased $1.1 million, or 0.8%, during the six months ended June 30, 2026, compared to the prior year comparable period, primarily due to an increase in average guest check of 1.4%. Food & beverage margin for the six months ended June 30, 2026, decreased to 14.1% from 15.3% for the prior year comparable period, primarily due to a 2.8% increase in cost per guest served.

Room

Room revenues decreased $1.0 million, or 2.0%, during the three months ended June 30, 2026, compared to the prior year comparable period, primarily due to a 1.4% decrease in hotel occupancy rate. Room margin for the three months ended June 30, 2026, decreased to 60.7% from 62.1% for the prior year comparable period, primarily due to a 3.1% increase in cost per room.

Room revenues decreased $2.5 million, or 2.5%, during the six months ended June 30, 2026, compared to the prior year comparable period, primarily due to a 1.5% decline in average daily rate. Room margin for the six months ended June 30, 2026, decreased to 59.5% from 61.1% for the prior year comparable period, primarily due to a 1.9% increase in cost per room.

Online

Online revenues decreased $7.3 million and $21.0 million during the three and six months ended June 30, 2026, respectively, compared to the prior year comparable periods driven by a decline in revenue from market access agreements of $13.9 million and $28.9 million during the three and six months ended June 30, 2026, respectively, due to the termination of certain market access agreements starting in the third quarter of 2025 in connection with the FanDuel Equity Sale and in some instances, entry into new agreements at lower rates than those terminated. This decrease was partially offset by an increase in Boyd Interactive revenues of $6.5 million and $7.9 million during the three and six months ended June 30, 2026, respectively, compared to the prior year comparable periods primarily driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations. Online margins decreased as compared to the prior year comparable periods for the three and six months ended June 30, 2026, to 34.0% from 58.7% and 33.4% from 58.8%, respectively, due primarily to the changes in our market access agreements starting in the third quarter of 2025. The fees we receive under our market access agreements generate high margin revenues as we incur minimal costs related to such agreements. As such, the lower market access fees we now receive from the new agreements had an unfavorable impact on online margins as compared to the prior year, and we expect these lower margins to continue.

Online reimbursements

Online reimbursements revenues decreased $7.6 million and $1.7 million during the three and six months ended June 30, 2026, respectively, compared to the prior year comparable periods, and represent a decrease in reimbursements of gaming taxes and other expenses paid on behalf of our online partners. The decline was driven by the termination of certain market access agreements as discussed above.

Management fee

Management fee revenues during the three months ended June 30, 2026 and 2025 of $28.5 million and $23.8 million, respectively, and during the six months ended June 30, 2026 and 2025 of $54.7 million and $48.9 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues increased $0.2 million, or 0.6%, and $0.8 million, or 1.1%, during the three and six months ended June 30, 2026, respectively, as compared to the prior year comparable periods.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedowns expense, impairment of assets, gain or loss on early extinguishments and modifications of debt, net income (loss) attributable to noncontrolling interest and other items, net, as applicable ("Adjusted EBITDAR"). Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and our Online segment. Results for Downtown Las Vegas include the results of our travel agency located in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees, are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, charitable contributions, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Total revenues
Las Vegas Locals	$225.9	$229.1	$443.0	$451.9
Downtown Las Vegas	52.1	55.2	107.0	112.5
Midwest & South	556.9	540.1	1,082.0	1,044.7
Online	158.2	173.1	319.9	342.6
Managed & Other	41.3	36.5	79.8	73.9
Total revenues	$1,034.4	$1,034.0	$2,031.7	$2,025.6

Adjusted EBITDAR (1)
Las Vegas Locals	$106.4	$112.7	$206.4	$219.3
Downtown Las Vegas	16.9	19.4	35.8	40.3
Midwest & South	208.8	201.4	401.4	384.6
Online	10.6	22.3	18.9	45.6
Managed & Other	30.7	26.0	59.1	53.3
Corporate expense	(22.9)	(23.9)	(53.7)	(47.7)
Adjusted EBITDAR	$350.5	$357.9	$667.9	$695.4

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals
Total revenues decreased by  $3.2 million, or  1.4% , during the three months ended  June 30, 2026 , as compared to the prior year comparable period. Room revenues declined $2.6 million from the prior year comparable period, primarily due to declines in hotel occupancy rate and average daily rate of 5.4% and 3.5%, respectively. Food & beverage revenues declined by $1.2 million from the prior year comparable period, primarily due to declines in food covers of 2.1% and average guest check of 3.9%. The current year quarter was impacted overall by continued softness in destination business that began in the third quarter of 2025 and construction disruption at Suncoast from our casino modernization project at the property as renovation work moved to the most popular part of our casino floor during the first quarter of 2026 and continued through the second quarter of 2026.

Total revenues decreased by $8.9 million, or 2.0%, during the six months ended June 30, 2026, as compared to the prior year comparable period. Room revenues declined $5.2 million from the prior year comparable period, primarily due to a decline in hotel occupancy rate and average daily rate of 4.6% and 5.1%, respectively. Gaming revenues declined $2.4 million from the prior year comparable period, driven primarily by a 1.9% decrease in slot handle. Food & beverage revenues declined by $1.3 million from the prior year comparable period, primarily due to a decline in food covers of 4.6%. The current year was impacted overall by continued softness in destination business that began in the third quarter of 2025 and construction disruption at Suncoast from our casino modernization project at the property as renovation work moved to the most popular part of our casino floor during the first quarter of 2026 and continued through the second quarter of 2026.

Adjusted EBITDAR decreased by $6.3 million, or 5.6%, and $12.9 million, or 5.9%, during the three and six months ended June 30, 2026, respectively, as compared to the prior year comparable periods, due primarily to the revenue declines, as discussed above. In addition, Adjusted EBITDAR decreased as food & beverage and hotel margins declined with increases in cost per guest served during the three and six months ended June 30, 2026 of 5.2% and 8.3%, respectively, over the prior year comparable periods, and increases in cost per room during the three and six months ended June 30, 2026 of 6.9% and 5.6%, respectively, over the prior year comparable periods.

Downtown Las Vegas

Total revenues decreased by $3.1 million, or 5.7%, during the three months ended June 30, 2026, as compared to the prior year comparable period, primarily driven by a $1.8 million decrease in gaming revenues as the segment experienced declines in slot win of 6.9% and slot handle of 4.0%. In addition, food & beverage revenues declined $0.9 million as compared to the prior year comparable period, primarily due to a 10.5% decline in food covers. We continue to tailor our marketing programs in the Downtown Las Vegas segment to focus on the Hawaiian market. The Hawaiian market represented approximately 55% and 53% of our occupied rooms in this segment during the three months ended June 30, 2026 and 2025, respectively, with total Hawaiian room nights up 3.8% quarter over quarter.

Total revenues decreased by $5.5 million, or 4.9%, during the six months ended June 30, 2026, as compared to the prior year comparable period, primarily driven by a $4.1 million decrease in gaming revenues as the segment experienced declines in slot win of 6.0% and slot handle of 4.3%. In addition, food & beverage revenues declined $0.9 million as compared to the prior year comparable period, primarily due to a 6.4% decline in food covers. The Hawaiian market represented approximately 56% and 53% of our occupied rooms in this segment during the six months ended June 30, 2026 and 2025, respectively, with total Hawaiian room nights up 6.5% year over year.

Adjusted EBITDAR decreased by $2.5  million, or 12.9% , and $4.5  million, or 11.2% , during the three and six months ended June 30, 2026 , respectively, as compared to the prior year comparable periods, due primarily to the gaming revenues declines, as discussed above. Similar to the Las Vegas Locals segment, Downtown Las Vegas has also been impacted by continued softness in destination business outside of Hawaii and reduced pedestrian traffic throughout downtown Las Vegas.

Midwest & South

Total revenues increased by $16.8 million, or 3.1%, during the three months ended June 30, 2026, as compared to the prior year comparable period, reflecting increases in all revenue categories. Gaming revenues was the largest driver and increased $13.2 million, which was attributable to increases in slot win of 3.6% and slot handle of 3.1% over the prior year comparable period.

Total revenues increased by $37.3 million, or 3.6%, during the six months ended June 30, 2026, as compared to the prior year comparable period, reflecting increases in all revenue categories. Gaming revenues was the largest driver and increased $30.0 million, which was attributable to increases in slot win of 3.9% and slot handle of 3.5% over the prior year comparable period.

Adjusted EBITDAR increased by $7.3 million, or 3.6%, and $16.8 million, or 4.4%, during the three and six months ended June 30, 2026, respectively, as compared to the prior year comparable periods, due primarily to the gaming revenue increases, as discussed above.

Online

Online segment revenues decreased $14.9 million, or 8.6%, during the three months ended June 30, 2026, compared to the prior year comparable period, primarily driven by a $13.9 million decrease in revenue from market access agreements primarily due to the termination of certain agreements and entry into certain new agreements, as discussed above, and a $7.6 million decrease in reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Partially offsetting these declines was a $6.5 million increase in revenue from Boyd Interactive's operations for the three months ended June 30, 2026, as compared to the prior year comparable period, which was driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations.

Online segment revenues decreased by $22.7 million, or 6.6%, during the six months ended June 30, 2026, as compared to the prior year comparable period, primarily due to a $28.9 million decrease in revenue from market access agreements primarily due to the termination of certain agreements and entry into certain new agreements, as discussed above, and a $1.7 million decrease in reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Partially offsetting these declines was a $7.9 million increase in revenue from Boyd Interactive's operations for the six months ended June 30, 2026, as compared to the prior year comparable period, which was driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations.

Adjusted EBITDAR decreased  $11.7  million and $26.6 million during the  three and six months ended June 30, 2026 , respectively, as compared to the prior year comparable periods, and was driven by the $13.9 million and $28.9 million reduction in revenue from market access agreements for the  three and six months ended June 30, 2026 , respectively, as compared to the prior year comparable periods, as there are minimal costs related to such agreements. Partially offsetting the market access agreement declines was Adjusted EBITDAR growth at Boyd Interactive in both periods, driven by the revenue increases discussed above.

Managed & Other
During the  three and six months ended June 30, 2026 , Managed & Other revenues increased by  $4.8 million and  $6.0 million, respectively, and Adjusted EBITDAR increased by $4.7 million and  $5.8  million, respectively, as compared to the corresponding periods of the prior year, primarily due to a $4.7 million and $5.8 million increase in Sky River Casino management fees for the  three and six months ended June 30, 2026 , respectively, as compared to the prior year comparable periods.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Selling, general and administrative	$110.9	$110.1	$220.9	$217.9
Master lease rent expense	28.9	28.4	57.4	56.6
Maintenance and utilities	38.5	37.3	74.3	74.0
Depreciation and amortization	91.1	70.0	186.1	138.2
Corporate expense	33.2	35.4	70.0	65.3
Project development, preopening and writedowns	15.4	2.8	35.6	1.2
Impairment of assets	—	—	—	32.3
Other operating items, net	1.5	0.8	3.3	3.5

Selling, General and Administrative

Selling, general and administrative expens es,  as a percentage of revenues, remained consistent at  10.7% and 10.6% during the three months ended June 30, 2026 and 2025, respectively, and  10.9% and 10.8% during the six months ended June 30, 2026 and 2025, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense
Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $28.9 million and $28.4 million during the three months ended June 30, 2026 and 2025, respectively, and  $57.4 million and $56.6 million during the six months ended June 30, 2026 and 2025, respectively.

Maintenance and Utilities
Maintenance and utilities expenses, as a percentage of re venues, remained generally consistent at 3.7% and  3.6% during the three months ended June 30, 2026 and 2025, respectively, and 3.7% during both the six months ended June 30, 2026 and 2025.

Depreciation and Amortization
Depreciation and amortization expenses were $91.1 million and $70.0 million during the  three months ended June 30, 2026 and 2025 , respectively, and $186.1 million and  $138.2  million during the  six months ended June 30, 2026 and 2025 , respectively. The increase for the three and six months ended June 30, 2026 as compared to the prior year comparable periods, was primarily attributable to completion of our meeting and convention space at Ameristar St. Charles in the third quarter of 2025, the opening of the transitional casino in Norfolk, Virginia in November 2025, the opening of Cadence Crossing in March 2026, investments in technology throughout 2025, hotel room renovations and new food & beverage concepts at multiple properties during the latter half of 2025 and into the first half of 2026.

Corporate Expense
Corporate expense represents unallocated payroll, professional fees, charitable contributions, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was  3.2%  and  3.4% of revenues during the three months ended June 30, 2026 and 2025 , respectively, and 3.4%  and 3.2%  of revenues during the six months ended June 30, 2026 and 2025 , respectively. The growth in corporate expense during the six months ended June 30, 2026, as compared to the prior year comparable period, was driven primarily by one-time compensation costs incurred during the first quarter of 2026.

Project Development, Preopening and Writedowns
Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) realized losses arising from asset dispositions and asset disposal costs; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended June 30, 2026 , project development, preopening and writedowns included $9.8 million of costs incurred related to demolition and asset writedowns and $5.6 million in preopening costs. During the three months ended  June 30, 2025 , project development, preopening and writedowns included $1.8 million in preopening costs and $0.9 million related to asset writedowns. During the six months ended June 30, 2026 , the Company incurred $28.0 million of costs related to demolition and asset writedowns and $7.6 million in preopening costs. During the six months ended June 30, 2025 , project development, preopening and writedowns included $2.7 million of preopening expenses and $1.1 million of asset writedowns partially offset by $2.5 million in insurance proceeds related to an asset disposition.

Impairment of Assets

During the three and six months ended June 30, 2026, there were no asset impairment charges incurred. During the six months ended June 30, 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expense (Income)

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Interest expense, net of capitalized interest and interest income	$30.1	$49.3	$56.7	$96.9
Average long-term debt balance (1)	2,459.4	3,555.9	2,339.2	3,474.9
Weighted average interest rates	4.8%	5.4%	4.8%	5.4%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended June 30, 2026, decreased $19.2 million, or 38.9%, from the prior year comparable period and was primarily driven by a decrease in the weighted average debt balance of $1.1 billion and an approximate 60-basis point decrease in the weighted average interest rate. Interest expense, net of capitalized interest and interest income, and the weighted average debt balance were favorably impacted by the retirement in the third quarter of 2025 of $1,680.9 million of then outstanding debt under the Prior Credit Facility with the proceeds from the FanDuel Equity Sale, as discussed above.

Interest expense, net of capitalized interest and interest income, for the six months ended June 30, 2026, decreased $40.2 million, or 41.5%, from the prior year comparable period and was primarily driven by a decrease in the weighted average debt balance of $1.1 billion and an approximate 60-basis point decrease in the weighted average interest rate. Interest expense, net of capitalized interest and interest income, and the weighted average debt balance were favorably impacted by the retirement in the third quarter of 2025 of $1,680.9 million of then outstanding debt under the Prior Credit Facility with the proceeds from the FanDuel Equity Sale, as discussed above.

Early Extinguishments and Modifications of Debt

As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equals or exceeds that under the Prior Credit Agreement and the lenders under the Credit Agreement are substantially similar to the lenders under the Prior Credit Agreement, we accounted for the Prior Credit Facility termination as a modification of debt in accordance with authoritative accounting guidance for debt extinguishments and debt modifications. As a result, $3.3 million of unamortized deferred finance charges related to the Prior Credit Agreement were added to the $16.1 million of deferred finance charges incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. The remaining $0.4 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Agreement that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the six months ended June 30, 2026. There was no loss on early extinguishments and modifications of debt for the six months ended June 30, 2025. See "Liquidity and Capital Resources - Indebtedness" for further discussion and definitions for Prior Credit Facility, Prior Credit Agreement, Revolving Credit Facility and Credit Agreement.

Income Taxes

The effective tax rates during the six months ended June 30, 2026 and 2025 were 23.8% and 24.3%, respectively. Our tax rate for the six months ended June 30, 2026, was unfavorably impacted by state taxes, nondeductible compensation and company provided benefits, which were partially offset by excess tax benefits related to equity compensation and tax credits. Our tax rate for the six months ended June 30, 2025, was unfavorably impacted by state taxes, nondeductible compensation, including a one-time discrete charge which was partially offset by excess tax benefits related to equity compensation and tax credits.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act. Certain provisions of the OBBBA such as the modification of limitation on business interest expense, 100% bonus depreciation and disallowance of business-related meals were included in our operating results for the six months ended June 30, 2026. Overall, these changes did not have a significant impact to our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $322.7 million and $353.4 million, respectively. In addition, we held restricted cash balances of $6.1 million and $5.4 million at June 30, 2026 and December 31, 2025, respectively. Our working capital deficit at June 30, 2026 and December 31, 2025, was $141.0 million and $448.5 million, respectively. The decrease in our working capital deficit from December 31, 2025 to June 30, 2026 is driven by payments totaling $341.0 million for transferable federal energy tax credits purchased in 2025, as discussed in Note 1, Summary of Significant Accounting Policies.

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

Cash Flows Summary

	Six Months Ended
	June 30,
(In millions)	2026	2025
Net cash provided by operating activities	$110.8	$461.4

Cash flows from investing activities
Capital expenditures	(297.1)	(294.3)
Advances made under note receivable	—	(31.8)
Cash paid for acquisitions, net of cash received	(46.8)	—
Cash paid for gaming license right	—	(41.5)
Other investing activities	0.2	(8.3)
Net cash used in investing activities	(343.7)	(375.9)

Cash flows from financing activities
Net borrowings under credit facilities	566.1	387.8
Debt financing costs	(1.8)	—
Share-based compensation activities	(21.4)	(6.0)
Shares repurchased and retired	(311.1)	(433.0)
Dividends paid	(28.8)	(29.4)
Net cash provided by (used in) financing activities	203.0	(80.6)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	(0.3)
Increase (decrease) in cash, cash equivalents and restricted cash	$(30.0)	$4.6

Cash Flows from Operating Activities

During the six months ended June 30, 2026 and 2025, we generated operating cash flows of $110.8 million and $461.4 million, respectively. The decline is primarily attributable to $341.0 million in payments for transferable federal energy tax credits during the six months ended June 30, 2026 that were used primarily for federal tax obligations associated with the FanDuel Equity Sale.

Cash Flows from Investing Activities

Our industry is capital intensive, and we use cash flows for acquisitions, facility expansions, investments in future development or business opportunities and maintenance capital expenditures.

During the six months ended June 30, 2026, we had net cash outflows used in investing activities of $343.7 million comprised primarily of: (i) capital expenditures of $297.1 million, which related to our casino developments in Norfolk, Virginia and new Cadence Crossing casino, guestroom renovations, primarily at the Orleans, Suncoast casino modernization, slot machines, IT equipment and building projects at various properties; and (ii) $46.8 million related to the Design Works acquisition. During the six months ended June 30, 2025, we incurred net cash outflows for investing activities of $375.9 million comprised primarily of: (i) capital expenditures of $294.3 million, which related to our various guest room remodels, meeting and convention space expansion at Ameristar St. Charles, casino development in Norfolk, Virginia and new Cadence Crossing casino, slot machines, land, IT equipment and building projects at various properties; (ii) cash paid for gaming license right of $41.5 million; and (iii) advances made under a note receivable of $31.8 million.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash inflows from financing activities during the six months ended June 30, 2026 are primarily driven by the net borrowings on the Credit Facility of $566.1 million. In the first quarter of 2026, the Company entered into an Amended and Restated Credit Agreement and used initial borrowings to retire amounts outstanding under the Prior Credit Facility and pay debt financing costs. During the six months ended June 30, 2026, the Company borrowed $400.0 million under the Term A Loan Facility and incurred net borrowings under the Revolving Credit Facility, which were primarily used to fund the transferable federal energy tax credit payments, as discussed above, and share repurchases. See 'Indebtedness' below for further discussion. This net borrowing is partially offset by $311.1 million of share repurchases and $28.8 million of dividends paid. The net cash outflows from financing activities during the six months ended June 30, 2025, was primarily driven by net borrowings under the Prior Credit Facility, partially offset by share repurchases and dividends paid. During the first half of 2025, we increased borrowings under the Prior Credit Facility as we increased our share repurchase activity during the six months ended June 30, 2025, resulting in net borrowings under the Prior Credit Facility of $387.8 million driven by $433.0 million in share repurchases.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

	June 30,	December 31,	Increase
(In millions)	2026	2025	(Decrease)
Credit facility	$741.1	$—	$741.1
Prior credit facility	—	160.7	(160.7)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Long-term debt, net	$2,641.1	$2,060.7	$580.4

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

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the "Term A Loan Facility", and the loans thereunder, the "Term A Loans", and the Term A Loan Facility collectively with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility and the Term A Loan Facility mature on the fifth anniversary of the Closing Date ("Maturity Date") or earlier upon the occurrence or non-occurrence of certain events, including a springing maturity on September 1, 2027 ("Springing Maturity Date") if the $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") have not been refinanced with a maturity date that is 91 days after the Maturity Date. The Company may use availability under the Revolving Credit Facility and the Term A Loan Facility to refinance the 4.750% Senior Notes due 2027 to satisfy the 4.750% Senior Notes due 2027 refinance requirements prior to the Springing Maturity Date and upon doing so, the Springing Maturity Date is no longer applicable and the Credit Facility maturity reverts to the Maturity Date. Term A Loans are available to be drawn until July 1, 2027 in up to a maximum of four borrowings, provided that, on February 1, 2026, the remaining borrowings available under the Term A Loan Facility will be reduced by an amount equal to the greater of Term A Loans previously made and $400.0 million. As of June 30, 2026, the Company has made one borrowing totaling $400.0 million under the Term A Loan Facility. Proceeds from the Credit Agreement on the Closing Date were used to refinance all outstanding obligations under the Prior Credit Agreement, including amounts outstanding under the then existing $1,450.0 million senior secured revolving credit facility ("Prior Credit Facility") and to fund transaction costs in connection with the Credit Agreement. Additional borrowings under the Credit Agreement after the Closing Date may be used for working capital and other general corporate purposes.

Amounts Outstanding

The outstanding principal amounts under the Credit Facility as of June 30, 2026 and under the Prior Credit Agreement as of December 31, 2025 are comprised of the following:

	June 30,	December 31,
(In millions)	2026	2025
Revolving Credit Facility	$315.0	$135.0
Term A Loans	400.0	—
Swing Loan	26.1	25.7
Total outstanding principal amounts	$741.1	$160.7

With a total revolving credit commitment of $1,450.0 million available under the Revolving Credit Facility, $315.0 million and $26.1 million outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $14.2 million allocated to support various letters of credit, there was a remaining contractual availability under the Revolving Credit Facility of $1,094.7 million as of June 30, 2026. In addition, with $400.0 million drawn on the Term A Loan Facility, the Company had $800.0 million of contractual availability under the Term A Loan Facility as of June 30, 2026, and together with the Revolving Credit Facility, there was remaining contractual availability under the Credit Facility of $1,894.7 million as of June 30, 2026.

The blended interest rate for outstanding borrowings at June 30, 2026 under the Credit Facility was 4.9% and at December 31, 2025 under the Prior Credit Facility was 5.3%.

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

Covenant Compliance

As of June 30, 2026, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Senior Notes Guarantors is as follows:

	June 30,	December 31,
(In millions)	2026	2025
Current assets	$426.6	$487.8
Noncurrent assets	13,007.8	12,868.1
Current liabilities	538.8	910.6
Noncurrent liabilities	3,564.7	2,994.9

Summarized combined results of operations for the parent company and the Senior Notes Guarantors is as follows:

Six Months Ended
(In millions)	June 30, 2026
Revenues	$1,955.8
Operating income	702.5
Income before income taxes	647.7
Net income	575.3

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024, July 17, 2025 and April 8, 2026. As of June 30, 2026, we were authorized to repurchase up to an additional $551.1 million in shares of our common stock under the Share Repurchase Program. We repurchased 1.9 million shares and 1.5 million shares during the three months ended June 30, 2026 and 2025, respectively, and 3.7 million shares and 5.9 million shares during the six months ended June 30, 2026 and 2025, respectively.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
December 4, 2025	December 15, 2025	January 15, 2026	0.18
February 19, 2026	March 16, 2026	April 15, 2026	0.20
May 7, 2026	June 15, 2026	July 15, 2026	0.20

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

In addition to the maintenance capital spending discussed above, we continue to pursue other potential development projects that may require us to invest significant amounts of capital. In 2026, we expect to spend an additional $50 million in growth projects, which includes completion of Cadence Crossing, which opened on March 25, 2026 and the design and pre-construction activities for the expansion and transformation of Par-A-Dice into a single-level entertainment facility, as approved by the regulators during the first quarter of 2026.

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We opened a modest transitional casino in November 2025 and plan to open the resort, featuring a 65,000 square-foot casino, a 200-room hotel, eight food and beverage outlets and other amenities, in late 2027. We expect to spend $300 million on this project in 2026.

During the six months ended June 30, 2026, the Company spent approximately $297 million of the total estimated $650 million to $700 million of capital spend expected in 2026.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term United States ("U.S.") treasury rates and the applicable spreads in the high-yield investment market, short-term and long-term SOFR rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and variable-rate borrowings under our Credit Facility. We are also exposed to commodity prices and potential tariffs on goods purchased from outside the U.S. Our exposure is mitigated as a significant majority of our purchases, both operating and for our construction projects, are from U.S. based suppliers. Finally, we are exposed to a lesser extent to foreign currency exchange risk for funds held in our foreign bank accounts. While there is risk of fluctuations in the foreign exchange rate, our exposure is limited given the size of our foreign operations and the minimal amount of cash held in foreign bank accounts. A weakening or strengthening of the U.S. dollar to the foreign currencies by 2x the current conversion rates, would not cause the value of the funds held in the foreign bank accounts to change significantly. We do not currently utilize derivative financial instruments for trading or speculative purposes.

As of June 30, 2026, our long-term variable-rate borrowings represented approximately 28.1% of total long-term debt. Based on June 30, 2026 debt levels, a 100-basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $7.4 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended June 30, 2026.

			Total Number of Shares
			Purchased as Part	Approximate Dollar Value
	Total Number of	Average Price Paid	of a Publicly	That May Yet Be Purchased
Period	Shares Purchased (1)	Per Share	Announced Plan	Under the Plan
April 1, 2026 through April 30, 2026	590,920	$86.01	590,920	$656,267,760
May 1, 2026 through May 31, 2026	952,294	81.11	952,294	579,031,841
June 1, 2026 through June 30, 2026	323,039	86.54	323,039	551,075,229
Total	1,866,253	$83.60	1,866,253	551,075,229

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

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith.

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2026.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting,
Chief Accounting Officer and Authorized Signatory