Form 10-Q
period 2026-09-30
BOYD GAMING CORP
filed 2026-10-28
CIK 906553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

 ____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 23, 2026 was 70,666,413.

BOYD GAMING CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2026

PART I. Financial Information

Item 1.        Financial Statements (Unaudited)

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents ($7,055 and $5,557 assets related to VIE)	$297,182	$353,413
Restricted cash	6,882	5,354
Accounts receivable, net ($127 and $141 assets related to VIE)	86,481	84,352
Inventories ($0 and $6 assets related to VIE)	19,129	20,189
Prepaid expenses and other current assets ($24 and $0 assets related to VIE)	59,344	45,483
Income taxes receivable	—	21,937
Total current assets	469,018	530,728
Property and equipment, net	3,029,361	2,871,384
Operating lease right-of-use assets ($2,623 and $2,809 assets related to VIE)	599,191	646,146
Other assets, net	89,820	93,464
Intangible assets, net ($98,754 and $98,754 assets related to VIE)	1,485,222	1,474,991
Goodwill, net	990,060	957,977
Total assets	$6,662,672	$6,574,690
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable ($204 and $255 liabilities related to VIE)	$144,382	$151,292
Current maturities of long-term debt	800,900	—
Accrued liabilities ($1,991 and $1,932 liabilities related to VIE)	467,744	827,927
Income taxes payable	18,739	—
Total current liabilities	1,431,765	979,219
Long-term debt, net of current maturities and debt issuance costs	1,874,206	2,045,569
Operating lease liabilities, net of current portion ($1,192 and $1,388 liabilities related to VIE)	492,133	554,252
Deferred income taxes	357,949	323,473
Other liabilities	61,153	64,295
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 71,229,681 and 76,368,491 shares outstanding	712	764
Additional paid-in capital	—	—
Retained earnings	2,451,542	2,609,285
Accumulated other comprehensive loss	(2,268)	(1,550)
Boyd Gaming Corporation stockholders' equity	2,449,986	2,608,499
Noncontrolling interest	(4,520)	(617)
Total stockholders' equity	2,445,466	2,607,882
Total liabilities and stockholders' equity	$6,662,672	$6,574,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenues
Gaming	$655,026	$657,371	$1,988,816	$1,967,519
Food & beverage	73,744	75,570	227,216	227,895
Room	43,109	45,244	139,469	144,085
Online	33,240	26,893	91,313	106,000
Online reimbursements	121,226	138,704	383,030	402,221
Management fee	27,581	23,697	82,283	72,618
Other	36,529	36,882	110,069	109,586
Total revenues	990,455	1,004,361	3,022,196	3,029,924
Operating costs and expenses
Gaming	262,638	259,660	785,117	765,337
Food & beverage	65,635	67,468	197,530	196,438
Room	19,714	19,486	58,687	57,975
Online	22,044	17,784	60,706	50,392
Online reimbursements	121,226	138,704	383,030	402,221
Other	12,519	13,076	38,191	38,016
Selling, general and administrative	105,370	104,005	326,237	321,916
Master lease rent expense	28,993	28,584	86,433	85,186
Maintenance and utilities	41,078	40,472	115,336	114,519
Depreciation and amortization	91,267	73,749	277,357	211,957
Corporate expense	29,386	30,622	99,413	95,938
Project development, preopening and writedowns	(5,356)	3,972	30,268	5,214
Impairment of assets	—	65,123	—	97,395
Other operating items, net	1,039	1,892	4,299	5,399
Total operating costs and expenses	795,553	864,597	2,462,604	2,447,903
Operating income	194,902	139,764	559,592	582,021
Other expense (income)
Interest income	(1,261)	(1,501)	(4,408)	(3,572)
Interest expense, net of amounts capitalized	33,785	33,262	93,659	132,268
Loss on early extinguishments and modifications of debt	—	1,446	391	1,446
Other, net	89	(1,735,479)	93	(1,735,420)
Total other expense (income), net	32,613	(1,702,272)	89,735	(1,605,278)
Income before income taxes	162,289	1,842,036	469,857	2,187,299
Income tax provision	(38,699)	(403,200)	(112,051)	(487,227)
Net income	123,590	1,438,836	357,806	1,700,072
Net loss attributable to noncontrolling interest	1,343	1,157	3,903	2,798
Net income attributable to Boyd Gaming	$124,933	$1,439,993	$361,709	$1,702,870

Basic net income per common share	$1.71	$17.81	$4.83	$20.58
Weighted average basic shares outstanding	73,048	80,860	74,864	82,740

Diluted net income per common share	$1.71	$17.81	$4.83	$20.58
Weighted average diluted shares outstanding	73,048	80,875	74,867	82,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income	$123,590	$1,438,836	$357,806	$1,700,072
Other comprehensive income (loss), net of tax:
Fair value adjustments to available-for-sale securities	(139)	292	(251)	492
Foreign currency translation adjustments	58	(125)	(467)	139
Comprehensive income	123,509	1,439,003	357,088	1,700,703
Amounts attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	1,343	1,157	3,903	2,798
Comprehensive loss attributable to noncontrolling interest	1,343	1,157	3,903	2,798
Comprehensive income attributable to Boyd Gaming	$124,852	$1,440,160	$360,991	$1,703,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Boyd Gaming Corporation Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, January 1, 2026	76,368,491	$764	$—	$2,609,285	$(1,550)	$(617)	$2,607,882
Net income (loss)	—	—	—	105,542	—	(1,249)	104,293
Fair value adjustments to available-for-sale securities	—	—	—	—	118	—	118
Foreign currency translation adjustments	—	—	—	—	(249)	—	(249)
Stock options exercised	23,924	—	425	—	—	—	425
Release of restricted stock units, net of tax	179,162	2	(207)	(8,804)	—	—	(9,009)
Release of performance stock units, net of tax	108,477	1	(38)	(5,347)	—	—	(5,384)
Shares repurchased and retired	(1,847,047)	(19)	(7,878)	(148,285)	—	—	(156,182)
Dividends declared ($0.20 per share)	—	—	—	(15,035)	—	—	(15,035)
Share-based compensation costs	—	—	7,698	—	—	—	7,698
Balances, March 31, 2026	74,833,007	748	—	2,537,356	(1,681)	(1,866)	2,534,557
Net income (loss)	—	—	—	131,234	—	(1,311)	129,923
Fair value adjustments to available-for-sale securities	—	—	—	—	(230)	—	(230)
Foreign currency translation adjustments	—	—	—	—	(276)	—	(276)
Release of restricted stock units, net of tax	124,089	1	(3,024)	(3,112)	—	—	(6,135)
Release of performance stock units, net of tax	23,476	—	(1,344)	—	—	—	(1,344)
Shares repurchased and retired	(1,866,253)	(18)	(8,449)	(148,904)	—	—	(157,371)
Dividends declared ($0.20 per share)	—	—	—	(14,597)	—	—	(14,597)
Share-based compensation costs	—	—	12,817	—	—	—	12,817
Balances, June 30, 2026	73,114,319	731	—	2,501,977	(2,187)	(3,177)	2,497,344
Net income (loss)	—	—	—	124,933	—	(1,343)	123,590
Fair value adjustments to available-for-sale securities	—	—	—	—	(139)	—	(139)
Foreign currency translation adjustments	—	—	—	—	58	—	58
Release of restricted stock units, net of tax	74,724	1	(1,343)	(2,277)	—	—	(3,619)
Release of performance stock units, net of tax	16,043	—	(676)	(27)	—	—	(703)
Shares repurchased and retired	(1,975,405)	(20)	(6,624)	(158,832)	—	—	(165,476)
Dividends declared ($0.20 per share)	—	—	—	(14,232)	—	—	(14,232)
Share-based compensation costs	—	—	8,643	—	—	—	8,643
Balances, September 30, 2026	71,229,681	$712	$—	$2,451,542	$(2,268)	$(4,520)	$2,445,466

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) — (Continued)

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$357,806	$1,700,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,357	211,957
Amortization of debt financing costs and discounts on debt	5,291	5,496
Non-cash operating lease expense	76,762	68,853
Share-based compensation expense	29,158	29,531
Deferred income taxes	29,388	9,774
Non-cash interest income	(2,629)	(2,146)
Non-cash impairment of assets	—	97,395
Gain on sale of investment	—	(1,748,000)
Gain on sale of assets, net	(20,913)	—
Loss on early extinguishments and modifications of debt	391	1,446
Other operating activities	21,384	(2,300)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable, net	3,434	50,116
Inventories	605	307
Prepaid expenses and other current assets	(13,076)	(10,363)
Income taxes payable, net	40,518	377,091
Other assets, net	(316)	1,401
Accounts payable and accrued liabilities	(411,577)	(18,596)
Operating lease liabilities	(76,762)	(68,853)
Other liabilities	(3,415)	(1,787)
Net cash provided by operating activities	313,406	701,394
Cash Flows from Investing Activities
Capital expenditures	(456,019)	(439,889)
Advances made under note receivable	—	(31,780)
Proceeds from sale of investment	—	1,758,000
Proceeds from sale of assets, net of cash transferred	56,758	—
Cash paid for acquisitions, net of cash received	(46,844)	—
Cash paid for gaming license right	—	(41,761)
Other investing activities	(1,594)	(9,270)
Net cash (used in) provided by investing activities	(447,699)	1,235,300
Cash Flows from Financing Activities
Borrowings under credit facilities	1,795,425	1,577,300
Payments under credit facilities	(1,169,500)	(2,868,300)
Debt financing costs	(2,070)	—
Share-based compensation activities	(25,769)	(6,025)
Shares repurchased and retired	(474,999)	(593,004)
Dividends paid	(43,399)	(43,944)
Other financing activities	—	(6)
Net cash provided by (used in) financing activities	79,688	(1,933,979)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(98)	(113)
Change in cash, cash equivalents and restricted cash	(54,703)	2,602
Cash, cash equivalents and restricted cash, beginning of period	358,767	321,364
Cash, cash equivalents and restricted cash, end of period	$304,064	$323,966
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$87,081	$126,338
Cash paid for income taxes	52,121	101,592
Supplemental Schedule of Non-cash Investing and Financing Activities
Payables incurred for capital expenditures	$69,129	$45,149
Dividends declared not yet paid	14,232	14,228
Assets acquired in exchange for contingent consideration	5,000	38,239
Derecognition of right-of-use operating lease asset	—	36,883
Derecognition of lease liability	—	(36,883)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

We are a geographically diversified operator of 26 brick-and-mortar gaming entertainment properties ("gaming entertainment properties"). Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania and Virginia. In addition, we own and operate Boyd Interactive, a business-to-business ("B2B") and business-to-consumer ("B2C") online gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended  December 31, 2025, as filed with the U.S. Securities and Exchange Commission ("SEC") on February 20, 2026.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

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

Design Works is an online games software development business based in Arizona that supplies innovative game content to the regulated online real money gaming and social gaming markets. This acquisition enhances our online casino capabilities and reduces reliance on third parties for game content for our platform. The purchase price allocation resulted in the recognition of $32.1 million of goodwill, $12.2 million of B2B relationships and $9.7 million of developed technology, along with other miscellaneous operating assets and liabilities resulting in $0.7 million of net liabilities. The B2B relationships and developed technology are amortizing intangible assets included in intangible assets, net within our condensed consolidated balance sheet as of September 30, 2026 and have been assigned useful lives of six and five years, respectively. The acquired company is aggregated into, and the recognized goodwill is assigned to, our Online segment (see Note 9, Segment Information).

The pro-forma revenue and earnings from the acquisition, assuming all impacts as if it had been completed on January 1, 2026, are not material through  September 30, 2026.

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

	September 30,	December 31,	September 30,	December 31,
(In thousands)	2026	2025	2025	2024
Cash and cash equivalents	$297,182	$353,413	$319,067	$316,688
Restricted cash	6,882	5,354	4,899	4,676
Total cash, cash equivalents and restricted cash	$304,064	$358,767	$323,966	$321,364

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

Leases

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement or modification date, as applicable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For our operating leases for which the rate implicit in the lease is not readily determinable, we generally use an incremental borrowing rate based on information available at the commencement or modification date to determine the present value of future lease payments. The incremental borrowing rate is determined based on the weighted average incremental borrowing rate at the lease commencement or modification date that is commensurate with the rate of interest in a similar economic environment that we would have to pay to borrow an amount equal to our future lease payments on a collateralized basis over a similar term, including reasonably certain options to extend or terminate. The determination of the incremental borrowing rate could materially impact our lease liabilities. Operating lease right-of-use ("ROU") assets and finance lease assets are recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components are accounted for separately.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Food & beverage	$33,789	$34,610	$100,819	$100,923
Room	16,158	16,810	48,444	48,009
Other	2,518	2,554	6,990	6,541

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate. These gaming taxes are assessed based on our gaming revenues and are recorded in the condensed consolidated statements of operations as a gaming expense for gaming entertainment properties and online expense for Boyd Interactive operations. Gaming taxes recorded as gaming expense totaled $135.2 million and $134.0 million for the three months ended September 30, 2026 and 2025, respectively, and were $407.1 million and $396.2 million for the nine months ended September 30, 2026 and 2025, respectively. Gaming taxes recorded as online expense, excluding taxes paid under online market access agreements (see Online Market Access Agreements below for further discussion), totaled $8.3 million and $6.7 million for the three months ended September 30, 2026 and 2025, respectively, and $22.8 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Other, Net

In the third quarter of 2025, the Company sold its five percent equity interest in FanDuel Group Parent, LLC for aggregate cash consideration of $1,758.0 million. The resulting gain on sale of the equity interest is recorded in other, net on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

The IRS selected our federal corporate income tax return for the tax year ended December 31, 2021, for examination. The IRS examination began in the second quarter of 2024 and was closed in the second quarter of 2025 with no significant adjustments. As of  September 30, 2026, there were no changes to our unrecognized tax benefits to date.

Tax Credits

Pursuant to provisions under the Inflation Reduction Act of 2022, the Company enters into agreements to purchase transferable federal energy tax credits at a discount to face value. The discount associated with these tax credits is recognized as an income tax benefit recorded proportionately in the same period that the tax credits are used. The Company paid $364.2 million during the nine months ended September 30, 2026 related to transferable federal energy tax credits purchased in 2025.

Currency Translation

The Company has foreign subsidiaries related to its Boyd Interactive operations. The Company translates the financial statements of these foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. When a material income statement event occurs, the transaction is translated at the exchange rate in effect on the date of occurrence. Translation adjustments are recorded in other comprehensive income (loss) on the condensed consolidated balance sheets. Gains or losses from foreign currency transaction remeasurements are recorded in other, net on the condensed consolidated statements of operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

NOTE 2.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Land	$351,888	$356,696
Buildings and improvements	3,393,861	3,365,328
Furniture and equipment	2,003,136	1,980,090
Riverboats and barges	190,350	194,292
Construction in progress	387,163	271,603
Total property and equipment	6,326,398	6,168,009
Less accumulated depreciation	(3,297,037)	(3,296,625)
Property and equipment, net	$3,029,361	$2,871,384

Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Depreciation expense	$85,588	$68,802	$261,401	$198,168

During the nine months ended September 30, 2025, as a result of our first quarter 2025 impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. In addition, as a result of our third quarter 2025 impairment review, the Company recorded long-lived asset impairment charges of $47.3 million for property and equipment related to our Midwest & South segment and $17.8 million for property and equipment related to our Las Vegas Locals segment. To determine the value of the long-lived assets and the resulting impairments, we utilized the income approach which focuses on the income-producing capability of the asset and the sales comparison approach which focuses on comparable sales transactions. These noncash impairment charges are recorded in impairment of assets on the condensed consolidated statement of operations. There were no impairments of our property and equipment long-lived assets during the nine months ended September 30, 2026.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30, 2026
	Weighted				Effect of
	Useful Life	Gross		Accumulated	Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	2.9	$3,300	$(1,375)	$—	$—	$1,925
Host agreements	6.7	58,000	(32,222)	—	—	25,778
Development agreement	2.9	21,373	(12,594)	—	—	8,779
Developed technology	5.6	59,875	(18,895)	—	(349)	40,631
B2B relationships	4.0	40,200	(16,348)	—	(57)	23,795
B2C relationships	8.1	13,000	(4,243)	—	—	8,757
Marketing agreement	17.9	4,500	(469)	—	—	4,031
		200,248	(86,146)	—	(406)	113,696
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,462,685	(33,960)	(224,824)	—	1,203,901
		1,662,585	(33,960)	(257,099)	—	1,371,526
Balances, September 30, 2026		$1,862,833	$(120,106)	$(257,099)	$(406)	$1,485,222

	December 31, 2025
	Weighted				Effect of
	Useful Life	Gross		Accumulated	Foreign
	Remaining	Carrying	Accumulated	Impairment	Currency	Intangible
(In thousands)	(in years)	Value	Amortization	Losses	Exchange	Assets, Net
Amortizing intangibles
Customer relationships	3.7	$3,300	$(880)	$—	$—	$2,420
Host agreements	7.4	58,000	(29,323)	—	—	28,677
Development agreement	3.6	21,373	(10,304)	—	—	11,069
Developed technology	6.4	47,361	(15,351)	—	(80)	31,930
B2B relationships	4.0	28,000	(12,395)	—	(6)	15,599
B2C relationships	8.8	13,000	(3,430)	—	—	9,570
Marketing agreement	18.7	4,500	(300)	—	—	4,200
		175,534	(71,983)	—	(86)	103,465
Indefinite lived intangible assets
Trademarks	Indefinite	199,900	—	(32,275)	—	167,625
Gaming license rights	Indefinite	1,491,835	(33,960)	(253,974)	—	1,203,901
		1,691,735	(33,960)	(286,249)	—	1,371,526
Balances, December 31, 2025		$1,867,269	$(105,943)	$(286,249)	$(86)	$1,474,991

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

The following table presents the future amortization expense for our amortizing intangible assets as of  September 30, 2026:

(In thousands)	Customer Relationships	Host Agreements	Development Agreement	Developed Technology	B2B Relationships	B2C Relationships	Marketing Agreement	Total
For the year ending
December 31,
2026 (excluding nine months ended September 30, 2026)	$165	$968	$763	$1,899	$1,428	$270	$56	$5,549
2027	660	3,867	3,053	8,409	5,947	1,083	225	23,244
2028	660	3,867	3,053	8,196	5,947	1,083	225	23,031
2029	440	3,867	1,910	7,504	5,329	1,083	225	20,358
2030	—	3,867	—	6,955	2,233	1,083	225	14,363
Thereafter	—	9,342	—	7,668	2,911	4,155	3,075	27,151
Total future amortization	$1,925	$25,778	$8,779	$40,631	$23,795	$8,757	$4,031	$113,696

Goodwill consists of the following:

	September 30, 2026
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	136,887	—	(82,000)	23	54,910
Managed & Other	30,529	—	(30,529)	—	—
Balances, September 30, 2026	$1,404,249	$(6,134)	$(408,078)	$23	$990,060

	December 31, 2025
				Effect of
	Gross		Accumulated	Foreign
	Carrying	Accumulated	Impairment	Currency	Goodwill,
(In thousands)	Value	Amortization	Losses	Exchange	Net
Goodwill, net by Segment
Las Vegas Locals	$593,567	$—	$(188,079)	$—	$405,488
Downtown Las Vegas	6,997	(6,134)	—	—	863
Midwest & South	636,269	—	(107,470)	—	528,799
Online	104,737	—	(82,000)	90	22,827
Managed & Other	30,529	—	(30,529)	—	—
Balances, December 31, 2025	$1,372,099	$(6,134)	$(408,078)	$90	$957,977

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 4.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Payroll and related	$83,483	$75,822
Interest	18,379	17,092
Gaming	75,219	72,627
Player loyalty program	16,242	20,132
Advance deposits	20,174	17,795
Outstanding chips	4,991	5,443
Dividends payable	14,232	13,767
Operating leases	120,056	111,836
Other	114,968	493,413
Total accrued liabilities	$467,744	$827,927

Included in other as of  December 31, 2025 is $371.3 million of 2025 transferable federal energy tax credits purchased from third parties. As of  September 30, 2026, all transferable federal energy tax credits were fully paid.

NOTE 5.    LONG-TERM DEBT

Long-term debt, net of current maturities and debt issuance costs, consists of the following:

	September 30, 2026
	Interest		Unamortized
	Rates at		Origination
	September 30,	Outstanding	Fees and	Long-Term
(In thousands)	2026	Principal	Costs	Debt, Net
Credit facility	5.120%	$800,900	$(16,955)	$783,945
4.750% senior notes due 2027	4.750%	1,000,000	(2,435)	997,565
4.750% senior notes due 2031	4.750%	900,000	(6,404)	893,596
Total long-term debt		2,700,900	(25,794)	2,675,106
Less current maturities		800,900	—	800,900
Long-term debt, net		$1,900,000	$(25,794)	$1,874,206

	December 31, 2025
	Interest		Unamortized
	Rates at		Origination
	December 31,	Outstanding	Fees and	Long-Term
(In thousands)	2025	Principal	Costs	Debt, Net
Prior credit facility	5.318%	$160,700	$(3,820)	$156,880
4.750% senior notes due 2027	4.750%	1,000,000	(3,896)	996,104
4.750% senior notes due 2031	4.750%	900,000	(7,415)	892,585
Long-term debt, net		$2,060,700	$(15,131)	$2,045,569

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

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

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the "Term A Loan Facility", and the loans thereunder, the "Term A Loans", and the Term A Loan Facility collectively with the Revolving Credit Facility, the "Credit Facility"). Term A Loans are available to be drawn until  July 1, 2027 in up to a maximum of four borrowings, provided that, on  February 1, 2026, the remaining borrowings available under the Term A Loan Facility were reduced by an amount equal to the greater of Term A Loans previously made and $400.0 million. As of September 30, 2026, and prior to February 1, 2026, the Company has made one borrowing totaling $400.0 million under the Term A Loan Facility. Proceeds from the Credit Agreement on the Closing Date were used to refinance all outstanding obligations under the Prior Credit Agreement, including amounts outstanding under the then existing $1,450.0 million senior secured revolving credit facility ("Prior Credit Facility") and to fund transaction costs in connection with the Credit Agreement. Additional borrowings under the Credit Agreement after the Closing Date  may be used for working capital and other general corporate purposes.

The outstanding principal amounts under the Credit Facility as of  September 30, 2026 and under the Prior Credit Agreement as of  December 31, 2025 are comprised of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Revolving Credit Facility	$350,000	$135,000
Term A Loans	400,000	—
Swing Loan	50,900	25,700
Total outstanding principal amounts	$800,900	$160,700

With a total revolving credit commitment of $1,450.0 million available under the Revolving Credit Facility, $350.0 million and $50.9 million outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $14.2 million allocated to support various letters of credit, there was a remaining contractual availability under the Revolving Credit Facility of $1,034.9 million as of  September 30, 2026. In addition, with $400.0 million drawn on the Term A Loan Facility, the Company had $800.0 million of contractual availability under the Term A Loan Facility as of  September 30, 2026, and together with the Revolving Credit Facility, there was remaining contractual availability under the Credit Facility of $1,834.9 million as of  September 30, 2026.

The Revolving Credit Facility and the Term A Loan Facility mature on the fifth anniversary of the Closing Date ("Maturity Date") or earlier upon the occurrence or non-occurrence of certain events, including a springing maturity on September 1, 2027 ("Springing Maturity Date") if the $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") have not been retired or refinanced with a maturity date that is 91 days after the Maturity Date.  As of September 30, 2026, the 4.750% Senior Notes due 2027 had not been retired or refinanced. As a result, the Credit Facility was subject to the September 1, 2027 springing maturity provision and all amounts outstanding under the Credit Facility were classified as current maturities of long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2026. The Company may refinance the 4.750% Senior Notes due 2027 to satisfy the refinancing condition. However, if needed, the Company may use borrowings under the Credit Facility to redeem the 4.750% Senior Notes due 2027 to satisfy the retirement condition. Based on the contractual availability under the Credit Facility as of September 30, 2026, the Company has the ability to retire the 4.750% Senior Notes due 2027 with amounts available under the Credit Facility and satisfy the springing maturity retirement condition. Upon refinancing the 4.750% Senior Notes due 2027 with indebtedness maturing at least 91 days after the Credit Facility’s stated Maturity Date or upon retirement of the 4.750% Senior Notes due 2027 with availability under the Credit Facility, the springing maturity provision will no longer apply and the Credit Facility’s maturity will revert to its stated Maturity Date.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

Early Extinguishments and Modifications of Debt

As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equals or exceeds that under the Prior Credit Agreement and the lenders under the Credit Agreement are substantially similar to the lenders under the Prior Credit Agreement, we accounted for the Prior Credit Facility termination as a modification of debt in accordance with authoritative accounting guidance for debt extinguishments and debt modifications. As a result, $3.3 million of unamortized deferred finance charges related to the Prior Credit Agreement were added to the $16.3 million of deferred finance charges incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. The remaining $0.4 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Agreement that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company incurred $1.4 million in loss on early extinguishments of debt related to the write-off of unamortized deferred finance charges associated with the full repayment of the senior secured term A loan under the Prior Credit Agreement.

Covenant Compliance

As of  September 30, 2026, we were in compliance with the financial covenants of our debt instruments.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Wilton Rancheria Agreements

In 2012, the Company entered into a management agreement with Wilton Rancheria. The management agreement provides for us to manage Sky River Casino following its opening on August 15, 2022 for a period of seven years and receive a monthly management fee for our services based on the monthly performance of the gaming facility. The management fee of $27.6 million and $23.7 million for our management services for the three months ended September 30, 2026 and 2025, respectively, and $82.3 million and $72.6 million for the nine months ended September 30, 2026 and 2025, respectively, is paid monthly and recorded in management fee revenue on the condensed consolidated statements of operations.

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

On  February 14, 2025, the Norfolk Casino land was purchased, and pursuant to the  October 21, 2024 agreements between the Company and the Tribe, PITGA, and GEC, the Company entered into agreements with the Tribe, PITGA and GEC to develop and manage the Norfolk Casino. GEC was previously formed to develop and operate the Norfolk Casino and had no assets or operations, other than the exclusive right to a gaming license for a casino development in Norfolk, Virginia. The development agreement with PITGA and GEC provides for the Company to fund and manage the development of the Norfolk Casino ("Norfolk Development Agreement"). The management agreement with PITGA and GEC provides for the Company to manage the operations of the developed Norfolk Casino ("Norfolk Management Agreement"), including both the transitional casino and the full casino resort. GEC received a gaming license from the Virginia Lottery on  October 29, 2025. The transitional casino opened to the public on  November 7, 2025 and the full casino resort is expected to open in November 2027, pending receipt of final regulatory approval.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

Through the Norfolk Management Agreement, the Company is responsible for funding any operational losses and is entitled to significant economic benefits from the developed casino’s operations. The Company has determined that GEC is a VIE and that the Company has variable interests in GEC through the Norfolk Development Agreement, the Norfolk Management Agreement and through its exclusive option to purchase a percentage of membership interests of GEC, which the Company exercised on June 1, 2026. As the Company has the power to direct the activities that most significantly affect the economic performance of GEC, including development and management of the Norfolk Casino, and the right to receive benefits or the obligation to absorb losses that could be potentially significant to GEC, the Company has determined that it is the primary beneficiary of GEC, and therefore consolidates GEC in its financial results. The Company had this power and these rights and obligations upon entry into the related agreements on February 14, 2025, and such power, rights and obligations did not change upon exercising its exclusive option to purchase a percentage of membership interests of GEC. The Company does not have the power to direct the Tribe or PITGA’s activities, nor is it responsible for economic losses or have rights to economic benefits of the Tribe or PITGA.

The Company anticipates incurring aggregate expenditures in connection with the Norfolk Casino project of approximately $750.0 million with an estimated $275.0 million expected to be incurred in 2026.

Commitments

As of  September 30, 2026, there have been no material changes to our commitments described under Note 9, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended  December 31, 2025, as filed with the SEC on February 20, 2026.

Contingencies

Legal Matters

We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 7.    STOCKHOLDERS' EQUITY AND STOCK INCENTIVE PLANS

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024,  December 5, 2024, July 17, 2025 and April 8, 2026. As of  September 30, 2026, we had remaining authorization to repurchase up to an additional $387.1 million in shares of our common stock under the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. Repurchases of common stock may also be made under Rule 10b5-1 plans, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. We are not obligated to repurchase any shares under the Share Repurchase Program. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time.

The following table provides information regarding share repurchases during the referenced periods (1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Shares repurchased (2)	1,975	1,904	5,689	7,837
Total cost, including brokerage fees (3)	$163,945	$160,007	$474,999	$593,004
Average repurchase price per share (4)	$82.99	$84.05	$83.50	$75.67

(1) Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2026 and 2025. These amounts exclude repurchases, if any, traded but not yet settled on or before  September 30, 2026 and 2025, respectively.

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

Dividends

The dividends declared by the Board of Directors and reflected in the periods presented are:

Declaration date	Record date	Payment date	Amount per share
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
August 12, 2025	September 15, 2025	October 15, 2025	0.18
December 4, 2025	December 15, 2025	January 15, 2026	0.18
February 19, 2026	March 16, 2026	April 15, 2026	0.20
May 7, 2026	June 15, 2026	July 15, 2026	0.20
August 13, 2026	September 15, 2026	October 15, 2026	0.20

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

The following table provides classification detail of the total costs related to our share-based employee compensation plans reported in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Gaming	$342	$266	$1,007	$791
Food & beverage	65	51	192	151
Room	32	24	92	72
Selling, general and administrative	1,742	1,348	5,121	4,021
Corporate expense	6,462	6,845	22,746	24,496
Total share-based compensation expense	$8,643	$8,534	$29,158	$29,531

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

Unamortized Stock Compensation Expense and Recognition Period

As of  September 30, 2026, there was approximately $11.7 million, $3.4 million and $1.4 million of total unrecognized share-based compensation costs related to unvested RSUs, PSUs and career shares, respectively. As of  September 30, 2026, the unrecognized share-based compensation costs related to our RSUs, PSUs and career shares are expected to be recognized over approximately 1.3 years, 2.0 years and 2.8 years, respectively.

NOTE 8.     FAIR VALUE MEASUREMENTS

The Company measures applicable assets and liabilities at fair value in accordance with authoritative accounting guidance. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-level hierarchy that prioritizes the inputs used in the valuation techniques. Observable inputs are based on market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about the assumptions market participants would use in pricing an asset or liability.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

The fair value hierarchy consists of the following levels:

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest-level input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Management's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Balances Measured at Fair Value

The following tables show the fair values of certain of our financial instruments:

	September 30, 2026
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$297,182	$297,182	$—	$—
Restricted cash	6,882	6,882	—	—
Investment available for sale	11,546	—	—	11,546

	December 31, 2025
(In thousands)	Balance	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$353,413	$353,413	$—	$—
Restricted cash	5,354	5,354	—	—
Investment available for sale	12,347	—	—	12,347

Cash and Cash Equivalents and Restricted Cash

The fair values of our cash and cash equivalents and restricted cash, classified in the fair value hierarchy as Level 1, are based on statements received from our banks as of  September 30, 2026 and  December 31, 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

Investment Available for Sale

We have an investment in a single municipal bond issuance of $14.7 million aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 that is classified as available for sale with a maturity date of June 1, 2037. We are the only holder of this instrument and there is no quoted market price for this instrument. As such, the fair value of this investment is classified as Level 3 in the fair value hierarchy. The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities and degrees of risk and a discounted cash flows analysis as of  September 30, 2026 and  December 31, 2025. The fair value of the instrument is estimated using a discounted cash flows approach and the significant unobservable input used in the valuation at  September 30, 2026 and  December 31, 2025 is a discount rate of 13.7% and 12.6%, respectively. Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the stockholders' equity section of the condensed consolidated balance sheets and in the condensed consolidated statement of other comprehensive income. At  September 30, 2026 and  December 31, 2025, $0.9 million and $0.8 million, respectively, of the carrying value of the investment available for sale is included as a current asset in prepaid expenses and other current assets, and at  September 30, 2026 and  December 31, 2025, $10.6 million and $11.5 million, respectively, is included in other assets, net on the condensed consolidated balance sheets. The discount associated with this investment of $1.5 million and $1.6  million as of  September 30, 2026 and  December 31, 2025, respectively, is netted with the investment balance and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the condensed consolidated statements of operations.

The following table summarizes the changes in fair value of the Company's Level 3 investment available for sale asset:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of reporting period	$11,574	$12,123	$12,347	$12,553
Total gains (realized or unrealized):
Included in interest income	44	44	136	134
Included in other comprehensive income (loss)	(72)	387	(92)	652
Purchases, sales, issuances and settlements:
Settlements	—	—	(845)	(785)
Balance at end of reporting period	$11,546	$12,554	$11,546	$12,554

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

Balances Disclosed at Fair Value

The following tables provide the fair value measurement information about our obligation under assessment agreements and note receivable.

	September 30, 2026
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$37,417	$37,417	$37,184	Level 3
Liabilities
Obligation under assessment arrangements	13,888	12,607	16,100	Level 3

	December 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Asset
Note receivable	$34,789	$34,789	$35,641	Level 3
Liabilities
Obligation under assessment arrangements	15,737	14,200	17,915	Level 3

The following tables provide the fair value measurement information about our long-term debt:

	September 30, 2026
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Credit facility	$800,900	$783,945	$792,400	Level 2
4.750% senior notes due 2027	1,000,000	997,565	990,000	Level 1
4.750% senior notes due 2031	900,000	893,596	835,875	Level 1
Total debt	$2,700,900	$2,675,106	$2,618,275

	December 31, 2025
	Outstanding	Carrying	Estimated	Fair Value
(In thousands)	Face Amount	Value	Fair Value	Hierarchy
Prior credit facility	$160,700	$156,880	$160,700	Level 2
4.750% senior notes due 2027	1,000,000	996,104	996,250	Level 1
4.750% senior notes due 2031	900,000	892,585	877,500	Level 1
Total debt	$2,060,700	$2,045,569	$2,034,450

The estimated fair values of our note receivable and our obligation under assessment arrangements are based on a discounted cash flows approach after giving consideration to the changes in market rates of interest, creditworthiness of both parties and credit spread. The estimated fair value of our Credit Facility and Prior Credit Facility is based on a relative value analysis performed on or about  September 30, 2026 and  December 31, 2025, respectively. The estimated fair values of our senior notes are based on quoted market prices as of  September 30, 2026 and  December 31, 2025.

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended September 30, 2026 and 2025.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

NOTE 9.    SEGMENT INFORMATION

The Company has four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of Boyd Interactive and online market access fees through our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator.

Las Vegas Locals (1)
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Cadence Crossing (2)	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South (3)(4)
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (5)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Ameristar Casino * Hotel Kansas City (5)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (5)	St. Charles, Missouri
Belterra Park (5)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania
The Interim Gaming Hall (6)	Norfolk, Virginia

(1) The Eastside Cannery Casino and Hotel was closed on March 18, 2020. During the first quarter of 2026, the property was imploded and we began sitework to clear and restore the land. During the third quarter of 2026, we sold the land and there are no remaining assets or operations associated with this property.

(2) Cadence Crossing opened on March 25, 2026 and replaced the Jokers Wild casino. Demolition of Jokers Wild commenced in the first quarter of 2026 and was completed in the third quarter of 2026.

(3) Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica"), which was located in Tunica, Mississippi, was permanently closed on  November 9, 2025. Property results for Sam's Town Tunica for the three and nine months ended September 30, 2025 were included in the Midwest & South segment. In 2026, the Company began demolition of Sam's Town Tunica.

(4) The Company completed the sale of Sam's Town Shreveport, which was located in Shreveport, Louisiana, on August 1, 2026. Property results through the date of sale are included in the Midwest & South segment.

(5) Property is subject to a master lease agreement with a real estate investment trust.

(6) Transitional casino opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements. The full casino resort is expected to open in November 2027.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

The following tables set forth departmental revenues for our Reportable Segments and our Managed & Other category to reconcile to total revenues:

	Three Months Ended September 30, 2026
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenues
Revenues
Las Vegas Locals	$157,251	$20,618	$15,048	$—	$—	$—	$14,532	$207,449
Downtown Las Vegas	30,741	8,844	5,520	—	—	—	2,318	47,423
Midwest & South	454,981	44,282	22,541	—	—	—	18,685	540,489
Online	—	—	—	33,240	121,226	—	—	154,466
Managed & Other	12,053	—	—	—	—	27,581	994	40,628
Total Revenues	$655,026	$73,744	$43,109	$33,240	$121,226	$27,581	$36,529	$990,455

	Three Months Ended September 30, 2025
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenues
Revenues
Las Vegas Locals	$157,839	$21,130	$17,315	$—	$—	$—	$14,558	$210,842
Downtown Las Vegas	33,704	10,754	6,017	—	—	—	2,749	53,224
Midwest & South	454,639	43,686	21,912	—	—	—	18,615	538,852
Online	—	—	—	26,893	138,704	—	—	165,597
Managed & Other	11,189	—	—	—	—	23,697	960	35,846
Total Revenues	$657,371	$75,570	$45,244	$26,893	$138,704	$23,697	$36,882	$1,004,361

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

	Nine Months Ended September 30, 2026
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenues
Revenues
Las Vegas Locals	$482,010	$66,972	$56,797	$—	$—	$—	$44,672	$650,451
Downtown Las Vegas	97,264	29,666	19,436	—	—	—	8,107	154,473
Midwest & South	1,374,384	130,578	63,236	—	—	—	54,274	1,622,472
Online	—	—	—	91,313	383,030	—	—	474,343
Managed & Other	35,158	—	—	—	—	82,283	3,016	120,457
Total Revenues	$1,988,816	$227,216	$139,469	$91,313	$383,030	$82,283	$110,069	$3,022,196

	Nine Months Ended September 30, 2025
		Food &			Online	Management
	Gaming	Beverage	Room	Online	Reimbursements	Fee	Other	Total
(In thousands)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenues
Revenues
Las Vegas Locals	$484,961	$68,787	$64,224	$—	$—	$—	$44,760	$662,732
Downtown Las Vegas	104,371	32,506	20,157	—	—	—	8,730	165,764
Midwest & South	1,344,046	126,602	59,704	—	—	—	53,164	1,583,516
Online	—	—	—	106,000	402,221	—	—	508,221
Managed & Other	34,141	—	—	—	—	72,618	2,932	109,691
Total Revenues	$1,967,519	$227,895	$144,085	$106,000	$402,221	$72,618	$109,586	$3,029,924

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

The following table reconciles our Reportable Segments and our Managed & Other category Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in our accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Adjusted EBITDAR
Las Vegas Locals	$87,389	$92,128	$293,767	$311,389
Downtown Las Vegas	12,853	16,118	48,658	56,446
Midwest & South	201,629	201,603	603,018	586,226
Online	10,925	9,424	29,871	54,974
Managed & Other	29,757	26,269	88,865	79,551
Corporate expense	(22,924)	(23,777)	(76,667)	(71,442)
Adjusted EBITDAR	319,629	321,765	987,512	1,017,144
Other operating costs and expenses
Deferred rent	141	147	405	441
Master lease rent expense	28,993	28,584	86,433	85,186
Depreciation and amortization	91,267	73,749	277,357	211,957
Share-based compensation expense	8,643	8,534	29,158	29,531
Project development, preopening and writedowns	(5,356)	3,972	30,268	5,214
Impairment of assets	—	65,123	—	97,395
Other operating items, net	1,039	1,892	4,299	5,399
Total other operating costs and expenses	124,727	182,001	427,920	435,123
Operating income	194,902	139,764	559,592	582,021
Other expense (income)
Interest income	(1,261)	(1,501)	(4,408)	(3,572)
Interest expense, net of amounts capitalized	33,785	33,262	93,659	132,268
Loss on early extinguishments and modifications of debt	—	1,446	391	1,446
Other, net	89	(1,735,479)	93	(1,735,420)
Total other expense (income), net	32,613	(1,702,272)	89,735	(1,605,278)
Income before income taxes	162,289	1,842,036	469,857	2,187,299
Income tax provision	(38,699)	(403,200)	(112,051)	(487,227)
Net income	123,590	1,438,836	357,806	1,700,072
Net loss attributable to noncontrolling interest	1,343	1,157	3,903	2,798
Net income attributable to Boyd Gaming	$124,933	$1,439,993	$361,709	$1,702,870

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

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

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

As expense information provided is either at the consolidated Company level or is estimated or forecasted, and the CODM is not able to easily compute any segment expenses, the Company has aggregated all expenses into a single other segment expense category to reconcile segment revenues to Adjusted EBITDAR, the segment performance measure. The following table reconciles the revenues of our Reportable Segments and our Managed & Other category to Adjusted EBITDAR.

	Las Vegas	Downtown	Midwest &		Managed &
(In thousands)	Locals	Las Vegas	South	Online	Other	Total
Three Months Ended September 30, 2026
Revenues	$207,449	$47,423	$540,489	$154,466	$40,628	$990,455
Other segment expenses (1)	120,060	34,570	338,860	143,541	10,871	647,902
Corporate expense	—	—	—	—	—	22,924
Adjusted EBITDAR	$87,389	$12,853	$201,629	$10,925	$29,757	$319,629

Three Months Ended September 30, 2025
Revenues	$210,842	$53,224	$538,852	$165,597	$35,846	$1,004,361
Other segment expenses (1)	118,714	37,106	337,249	156,173	9,577	658,819
Corporate expense	—	—	—	—	—	23,777
Adjusted EBITDAR	$92,128	$16,118	$201,603	$9,424	$26,269	$321,765

Nine Months Ended September 30, 2026
Revenues	$650,451	$154,473	$1,622,472	$474,343	$120,457	$3,022,196
Other segment expenses (1)	356,684	105,815	1,019,454	444,472	31,592	1,958,017
Corporate expense	—	—	—	—	—	76,667
Adjusted EBITDAR	$293,767	$48,658	$603,018	$29,871	$88,865	$987,512

Nine Months Ended September 30, 2025
Revenues	$662,732	$165,764	$1,583,516	$508,221	$109,691	$3,029,924
Other segment expenses (1)	351,343	109,318	997,290	453,247	30,140	1,941,338
Corporate expense	—	—	—	—	—	71,442
Adjusted EBITDAR	$311,389	$56,446	$586,226	$54,974	$79,551	$1,017,144

(1) Other segment expenses include gaming taxes, payroll and payroll related costs, advertising, property insurance, property taxes, professional fees, utilities, and various other expenses related to our casino, hotel and online operations.

BOYD GAMING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025

______________________________________________________________________________________________________

Total Reportable Segment Assets

The Company's assets by Reportable Segment and Managed & Other category consist of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Assets
Las Vegas Locals	$1,784,309	$1,681,176
Downtown Las Vegas	280,559	288,699
Midwest & South	3,789,535	3,924,404
Online	199,546	159,996
Managed & Other	112,431	111,396
Corporate	496,292	409,019
Total Assets	$6,662,672	$6,574,690

NOTE 10.    SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after  September 30, 2026. During this period, up to the filing date, we did not identify any subsequent events, the effects of which would require disclosure or adjustment to our financial position or results of operations.

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

We are a geographically diversified operator of 26 gaming entertainment properties. Headquartered in Las Vegas, Nevada, we have gaming entertainment properties in Nevada, Illinois, Indiana, Iowa, Kansas, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania and Virginia. In addition, we own and operate Boyd Interactive, a business-to-business and business-to-consumer online casino gaming business. We also manage the Sky River Casino located in California under a management agreement with Wilton Rancheria. We have four reportable segments: (i) Las Vegas Locals; (ii) Downtown Las Vegas; (iii) Midwest & South; and (iv) Online, (collectively "Reportable Segments"). The Las Vegas Locals, Downtown Las Vegas and Midwest & South segments include the operating results of our gaming entertainment properties. The table below lists the Reportable Segment classification of each of our gaming entertainment properties that were aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate and their management and reporting structure. The Online segment includes the operating results of Boyd Interactive and online market access fees through our agreements with third parties throughout the United States. To reconcile Reportable Segments information to the condensed consolidated information, the Company has aggregated nonreportable operating segments into a Managed & Other category. The Managed & Other category includes management fees earned under our management contract with Wilton Rancheria for the management of Sky River Casino in northern California and the operating results of Lattner Entertainment Group Illinois, LLC, our Illinois distributed gaming operator ("Lattner").

Las Vegas Locals (1)
Gold Coast Hotel and Casino	Las Vegas, Nevada
The Orleans Hotel and Casino	Las Vegas, Nevada
Sam's Town Hotel and Gambling Hall	Las Vegas, Nevada
Suncoast Hotel and Casino	Las Vegas, Nevada
Aliante Casino + Hotel + Spa	North Las Vegas, Nevada
Cannery Casino Hotel	North Las Vegas, Nevada
Cadence Crossing (2)	Henderson, Nevada
Downtown Las Vegas
California Hotel and Casino	Las Vegas, Nevada
Fremont Hotel & Casino	Las Vegas, Nevada
Main Street Station Hotel and Casino	Las Vegas, Nevada
Midwest & South (3)(4)
Par-A-Dice Casino	East Peoria, Illinois
Belterra Casino Resort (5)	Florence, Indiana
Blue Chip Casino Hotel Spa	Michigan City, Indiana
Diamond Jo Casino	Dubuque, Iowa
Diamond Jo Worth	Northwood, Iowa
Kansas Star Casino	Mulvane, Kansas
Amelia Belle Casino	Amelia, Louisiana
Delta Downs Racetrack Hotel & Casino	Vinton, Louisiana
Evangeline Downs Racetrack & Casino	Opelousas, Louisiana
Treasure Chest Casino	Kenner, Louisiana
IP Casino Resort Spa	Biloxi, Mississippi
Ameristar Casino * Hotel Kansas City (5)	Kansas City, Missouri
Ameristar Casino * Resort * Spa St. Charles (5)	St. Charles, Missouri
Belterra Park (5)	Cincinnati, Ohio
Valley Forge Casino Resort	King of Prussia, Pennsylvania
The Interim Gaming Hall (6)	Norfolk, Virginia

(1) The Eastside Cannery Casino and Hotel was closed on March 18, 2020. During the first quarter of 2026, the property was imploded and we began sitework to clear and restore the land. During the third quarter of 2026, we sold the land and there are no remaining assets or operations associated with this property.

(2) Cadence Crossing opened on March 25, 2026 and replaced the Jokers Wild casino. Demolition of Jokers Wild commenced in the first quarter of 2026 and was completed in the third quarter of 2026.

(3) Sam's Town Hotel and Gambling Hall Tunica ("Sam's Town Tunica"), which was located in Tunica, Mississippi, was permanently closed on November 9, 2025. Property results for Sam's Town Tunica for the three and nine months ended September 30, 2025 were included in the Midwest & South segment. In 2026, the Company began demolition of Sam's Town Tunica.

(4) The Company completed the sale of Sam's Town Shreveport, which was located in Shreveport, Louisiana, on August 1, 2026. Property results through the date of sale are included in the Midwest & South segment.

(5) Property is subject to a master lease agreement with a real estate investment trust.

(6) Transitional casino opened on November 7, 2025 and is a variable interest entity consolidated in our financial statements. The full casino resort is expected to open in November 2027.

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

Our industry is capital intensive, and we rely heavily on the ability of our operations to generate operating cash flow to fund maintenance capital expenditures, pay income taxes, repay debt financing and associated interest costs, repurchase shares, pay dividends, provide excess cash for future development and to help fund acquisitions.

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

Evaluating Acquisition and Growth Opportunities

Our evaluations of potential investments and growth opportunities are strategic, deliberate, and disciplined. Our goal is to identify and pursue opportunities that grow our business, are available at the right price and deliver a solid return for shareholders. These investments can take the form of expanding and enhancing offerings and amenities at existing properties, including replacing riverboats with new land-based facilities, developing new properties, expanding and enhancing online sports wagering and online casino offerings as they are legalized in and around the jurisdictions we operate in today, and asset acquisitions.

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

Our Key Performance Indicators

We use several key performance measures to evaluate the operations of our gaming entertainment properties. These key performance measures include the following:

•

Gaming revenue measures: slot handle, which refers to the dollar amount wagered in slot machines, and table game drop, which refers to the total amount of cash, including digital funds transferred from the players' cashless "BoydPay" wallets, deposited in table games drop boxes, plus the sum of the markers issued at all table games, are measures of volume and/or market share. Slot win and table game hold, which refers to the amount of money wagered on slot machines and table games, respectively, that is retained by us and recorded as gaming revenues. This figure represents the difference between total wagers made by customers and the winnings they receive on slot machines and table games. Slot win percentage and table game hold percentage are not fully controllable by us and represent the relationship between slot handle to slot win and table game drop to table game hold, respectively.

•

Food & beverage revenue measures: average guest check, which refers to the average amount spent per customer visit and is a measure of volume and product offerings; number of guests served ("food covers"), which is an indicator of volume; and the cost per guest served, which is a measure of operating margin.

•

Room revenue measures: hotel occupancy rate, which measures the utilization of our available rooms; average daily rate ("ADR"), which is a price measure; and the cost per room, which is a measure of operating margin.

RESULTS OF OPERATIONS

Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Total revenues	$990.5	$1,004.4	$3,022.2	$3,029.9
Operating income	194.9	139.8	559.6	582.0
Net income	123.6	1,438.8	357.8	1,700.1

Total Revenues

Total revenues for the three months ended September 30, 2026 decreased by $13.9 million, or 1.4%, compared to the prior year comparable period, primarily due to (i) a decrease in online reimbursements revenue of $17.5 million, which relates to reimbursements of gaming taxes and other expenses paid on behalf of our online partners; and (ii) a decrease in gaming revenues of $2.3 million, or 0.4%, driven by decreases in table game hold of 4.5% and slot handle of 0.8%; primarily offset by (iii) an increase in Boyd Interactive revenues of $6.3 million, driven by the acquisition of Design Works Studios, LLC ("Design Works") on April 1, 2026, as discussed in Note 1, Summary of Significant Accounting Policies, and organic growth from existing operations.

Total revenues for the nine months ended September 30, 2026 decreased by $7.7 million, or 0.3%, compared to the prior year comparable period, primarily due to (i) a decrease in revenue from market access agreements of $28.9 million, resulting from the termination of certain agreements starting in the third quarter of 2025 in connection with the FanDuel Equity Sale (as defined below) and in some instances, entry into new agreements at lower rates than those terminated; (ii) a decrease in online reimbursements revenue of $19.2 million, which relates to reimbursements of gaming taxes and other expenses paid on behalf of our online partners; and (iii) a decrease in room revenues of $4.6 million, or 3.2%, driven by a 1.8% decrease in ADR; partially offset by (iv) an increase in gaming revenues of $21.3 million, or 1.1%, driven by an increase in slot win of 1.7% and slot handle of 0.8%; (v) an increase in Boyd Interactive revenues of $14.2 million, driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations; and (vi) an increase of $9.7 million related to the Sky River Casino management fee.

Operating Income

Operating income increased by $55.1 million, or 39.5%, for the three months ended September 30, 2026, compared to the prior year comparable period, primarily due to (i) a $65.1 million decrease in asset impairment charges, as the Company recognized $65.1 million of long-lived asset impairment charges during the three months ended September 30, 2025 related to property and equipment in the Las Vegas Locals and Midwest & South segments, with no impairment charges recognized during the three months ended September 30, 2026; and (ii) a decrease in project development, preopening and writedowns expense of $9.3 million, which was driven by a $24.2 million gain on the sale of assets during the third quarter of 2026, partially offset by $18.8 million of preopening, demolition and asset writedown costs during the period, including the demolition of Eastside Cannery, Jokers Wild and Sam's Town Tunica, compared to $3.9 million of preopening costs in the three months ended September 30, 2025; partially offset by (iii) an increase in depreciation and amortization expense of $17.5 million, driven by the completion of our meeting and convention space at Ameristar St. Charles in the third quarter of 2025, the opening of the transitional casino in Norfolk, Virginia in November 2025, the opening of Cadence Crossing in March 2026, investments in technology throughout 2025, and hotel room renovations and new food & beverage concepts at multiple properties during the latter half of 2025 and into the first half of 2026.

Operating income decreased by $22.4 million, or 3.9%, for the nine months ended September 30, 2026, compared to the prior year comparable period, primarily due to (i) a $28.9 million decrease in revenue from our market access agreements, as discussed above, as market access fee revenue has minimal expenses associated with it such that an increase or decrease in market access fee revenue will have a greater impact on operating income than increases or decreases in other revenue streams; (ii) an increase in depreciation and amortization expense of $65.4 million, which was driven by the completion of our meeting and convention space at Ameristar St. Charles in the third quarter of 2025, the opening of the transitional casino in Norfolk, Virginia in November 2025, the opening of Cadence Crossing in March 2026, investments in technology throughout 2025, and hotel room renovations and new food & beverage concepts at multiple properties during the latter half of 2025 and into the first half of 2026; and (iii) an increase of $25.1 million in project development, preopening and writedowns expense, which was driven by $51.2 million of preopening, demolition and asset writedown costs during the period, partially offset by a $20.9 million net gain on the sale of assets during the nine months ended September 30, 2026, compared to $5.2 million of preopening and asset writedown costs during the nine months ended September 30, 2025; partially offset by (iv) a $97.4 million decrease in asset impairment charges, as the Company recorded $97.4 million of long-lived asset impairment charges during the nine months ended September 30, 2025 related to property and equipment in the Las Vegas Locals and Midwest & South segments, with no impairment charges recognized during the nine months ended September 30, 2026.

Net Income

Net income decreased $1,315.2 million for the three months ended September 30, 2026, compared to the prior year comparable period. In the third quarter of 2025, net income was favorably impacted by a $1,748.0 million gain on the sale of our five percent equity interest in FanDuel ("FanDuel Equity Sale"). Partially offsetting the prior year gain from the FanDuel Equity Sale, was a $55.1 million increase in operating income in the current year, as discussed above, and a $364.5 million decline in the income tax provision as compared to the prior year, as the prior year reflected the tax impact related to the FanDuel Equity Sale.

Net income decreased by $1,342.3 million for the nine months ended September 30, 2026, compared to the prior year comparable period, primarily driven by the $1,748.0 million gain on the FanDuel Equity Sale in the third quarter of 2025. Partially offsetting the prior year gain from the FanDuel Equity Sale, was a $375.2 million decrease in the income tax provision as compared to the prior year, as the prior year reflected the tax impact related to the FanDuel Equity Sale, and a $38.6 million decrease in interest expense as compared to the prior year, which was driven by a $681.6 million decrease in the weighted average outstanding debt balance combined with a 50-basis point decline in the weighted average interest rate. The decline in the weighted average outstanding debt balance as compared to the prior year, was due to the full repayment of the then outstanding balances under the Prior Credit Facility in the third quarter of 2025 totaling $1,680.9 million with the proceeds from the FanDuel Equity Sale and was partially offset by the $554.9 million of average outstanding principal under the Credit Facility during the nine months ended September 30, 2026 (Prior Credit Facility and Credit Facility are as defined below in “Liquidity and Capital Resources - Indebtedness”).

Operating Revenues

We derive the majority of our revenues from our gaming operations, which produced approximately 66% of revenues for both the three and nine months ended September 30, 2026 and 65% of revenues for both the three and nine months ended September 30, 2025. Online reimbursements revenues represent our next most significant revenue source, generating 12% and 13% of revenues for the three and nine months ended September 30, 2026, respectively, and 14% and 13% of revenues for the three and nine months ended September 30, 2025, respectively. Food & beverage revenues, room revenues, online revenues, management fee revenues and other revenues each separately contributed 8% or less of revenues during these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Revenues
Gaming	$655.0	$657.4	$1,988.8	$1,967.5
Food & beverage	73.8	75.6	227.2	227.9
Room	43.1	45.2	139.5	144.1
Online	33.3	26.9	91.3	106.0
Online reimbursements	121.2	138.7	383.0	402.2
Management fee	27.6	23.7	82.3	72.6
Other	36.5	36.9	110.1	109.6
Total revenues	$990.5	$1,004.4	$3,022.2	$3,029.9

Departmental operating expenses
Gaming	$262.6	$259.7	$785.1	$765.3
Food & beverage	65.6	67.5	197.5	196.4
Room	19.7	19.5	58.7	58.0
Online	22.0	17.8	60.7	50.4
Online reimbursements	121.2	138.7	383.0	402.2
Other	12.5	13.1	38.2	38.0
Total departmental operating expenses	$503.6	$516.3	$1,523.2	$1,510.3

Margins
Gaming	59.9%	60.5%	60.5%	61.1%
Food & beverage	11.1%	10.7%	13.1%	13.8%
Room	54.3%	56.9%	57.9%	59.8%
Online	33.9%	33.8%	33.5%	52.5%
Online reimbursements	0.0%	0.0%	0.0%	0.0%
Other	65.8%	64.5%	65.3%	65.3%

Gaming

Gaming revenues are comprised primarily of the net win from our slot machine operations and to a lesser extent from table games win. The decrease in gaming revenues of $2.3 million, or 0.4%, during the three months ended September 30, 2026, compared to the prior year comparable period, was primarily due to a decrease in table game hold of 4.5% and slot handle of 0.8%.

Gaming revenues increased $21.3 million, or 1.1%, during the nine months ended September 30, 2026, compared to the prior year comparable period, primarily driven by an increase in slot win of 1.7% and slot handle of 0.8%.

Food & Beverage

Food & beverage revenues decreased $1.8 million, or 2.4%, during the three months ended September 30, 2026, compared to the prior year comparable period, primarily due to a 4.9% decrease in food covers. Food & beverage margin for the three months ended September 30, 2026, stayed consistent to the prior year comparable period.

Food & beverage revenues decreased $0.7 million, or 0.3%, during the nine months ended September 30, 2026, compared to the prior year comparable period, primarily due to a 3.1% decrease in food covers. Food & beverage margin for the nine months ended September 30, 2026, decreased to 13.1% from 13.8% for the prior year comparable period, primarily due to a 1.9% increase in cost per guest served.

Room

Room revenues decreased $2.1 million, or 4.7%, during the three months ended September 30, 2026, compared to the prior year comparable period, primarily due to a 2.6% decrease in ADR. Room margin for the three months ended September 30, 2026, decreased to 54.3% from 56.9% for the prior year comparable period, primarily due to a 4.9% increase in cost per room.

Room revenues decreased $4.6 million, or 3.2%, during the nine months ended September 30, 2026, compared to the prior year comparable period, primarily due to a 1.8% decline in ADR. Room margin for the nine months ended September 30, 2026, decreased to 57.9% from 59.8% for the prior year comparable period, primarily due to a 2.8% increase in cost per room.

Online

Online revenues increased $6.3 million, or 23.6%, during the three months ended September 30, 2026, compared to the prior year comparable period, due to an increase in Boyd Interactive revenues of $6.3 million, which was primarily driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations. Online margin for the three months ended September 30, 2026, stayed consistent to the prior year comparable period.

Online revenues decreased $14.7 million or 13.9%, during the nine months ended September 30, 2026, compared to the prior year comparable period, driven by a decline in revenue from market access agreements of $28.9 million during the nine months ended September 30, 2026, due to the termination of certain market access agreements starting in the third quarter of 2025 in connection with the FanDuel Equity Sale and in some instances, entry into new agreements at lower rates than those terminated. This decrease was partially offset by an increase in Boyd Interactive revenues of $14.2 million during the nine months ended September 30, 2026, compared to the prior year comparable period primarily driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations. Online margin for the nine months ended September 30, 2026, decreased to 33.5% from 52.5%, due primarily to the changes in our market access agreements starting in the third quarter of 2025. The fees we receive under our market access agreements generate high margin revenues as we incur minimal costs related to such agreements. As such, the lower market access fees we now receive from the new agreements had an unfavorable impact on online margins as compared to the prior year, and we expect these lower margins to continue.

Online reimbursements

Online reimbursements revenues decreased $17.5 million and $19.2 million during the three and nine months ended September 30, 2026, respectively, compared to the prior year comparable periods, and represent a decrease in reimbursements of gaming taxes and other expenses paid on behalf of our online partners. The decline was driven by the termination of certain market access agreements as discussed above.

Management fee

Management fee revenues during the three months ended September 30, 2026 and 2025 of $27.6 million and $23.7 million, respectively, and during the nine months ended September 30, 2026 and 2025 of $82.3 million and $72.6 million, respectively, relate to our management agreement with Wilton Rancheria to manage the Sky River Casino in northern California.

Other

Other revenues relate to patronage visits at the other amenities at our properties, including entertainment and nightclub revenues, retail sales, theater tickets and other venues. Other revenues decreased $0.4 million, or 1.0%, and increased $0.5 million, or 0.4%, during the three and nine months ended September 30, 2026, respectively, as compared to the prior year comparable periods.

Revenues and Adjusted EBITDAR by Reportable Segment

We determine profitability based on Adjusted EBITDAR, which represents earnings before interest expense, interest income, income taxes, depreciation and amortization, deferred rent, master lease rent expense, other operating items, net, share-based compensation expense, project development, preopening and writedowns expense, impairment of assets, gain or loss on early extinguishments and modifications of debt, net income (loss) attributable to noncontrolling interest and other items, net, as applicable ("Adjusted EBITDAR"). Reportable Segment Adjusted EBITDAR is the aggregate sum of the Adjusted EBITDAR for each of the gaming entertainment properties included in our Las Vegas Locals, Downtown Las Vegas and Midwest & South segments and our Online segment. Results for Downtown Las Vegas also include the results of our travel agency located in Hawaii. Results for our nonreportable operating segments, including Lattner and our Sky River Casino management fees, are aggregated in the Managed & Other category. Corporate expense represents unallocated payroll, professional fees, charitable contributions, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations. Furthermore, for purposes of this presentation, corporate expense excludes its portion of share-based compensation expense.

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

The following table presents total revenues and Adjusted EBITDAR by Reportable Segment and our Managed & Other category to reconcile to total revenues and total Adjusted EBITDAR:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Total revenues
Las Vegas Locals	$207.5	$210.8	$650.4	$662.7
Downtown Las Vegas	47.4	53.2	154.5	165.8
Midwest & South	540.5	538.9	1,622.5	1,583.5
Online	154.5	165.6	474.3	508.2
Managed & Other	40.6	35.9	120.5	109.7
Total revenues	$990.5	$1,004.4	$3,022.2	$3,029.9

Adjusted EBITDAR (1)
Las Vegas Locals	$87.4	$92.1	$293.8	$311.4
Downtown Las Vegas	12.8	16.1	48.6	56.4
Midwest & South	201.6	201.6	603.0	586.2
Online	10.9	9.4	29.9	55.0
Managed & Other	29.8	26.3	88.9	79.5
Corporate expense	(22.9)	(23.7)	(76.7)	(71.4)
Adjusted EBITDAR	$319.6	$321.8	$987.5	$1,017.1

(1) Refer to Note 9, Segment Information, in the notes to the condensed consolidated financial statements (unaudited) for a reconciliation of Adjusted EBITDAR to net income attributable to Boyd Gaming, as reported in accordance with GAAP in our accompanying condensed consolidated statements of operations.

Las Vegas Locals

Total revenues decreased by $3.4 million, or 1.6%, during the three months ended September 30, 2026, as compared to the prior year comparable period. Room revenues declined $2.3 million from the prior year comparable period, primarily due to declines in ADR and hotel occupancy rate of 11.3% and 2.8%, respectively. Gaming revenues declined $0.6 million from the prior year comparable period, primarily due to declines in table game hold of 10.6%, table game drop of 5.4% and slot handle of 1.2%, partially offset by a 1.6% increase in slot win. The current year quarter was impacted overall by increased softness in destination business, which we first experienced beginning in the third quarter of 2025. While we expected destination business trends to improve relative to the third quarter of the prior year, there was incremental softness in destination business at the Orleans as compared to the prior year comparable period. Additionally, the current year quarter was impacted by construction disruption at Suncoast from our casino modernization project at the property as renovation work moved to the most popular part of our casino floor during the first quarter of 2026 and continued through the completion of the project late in the third quarter of 2026.

Total revenues decreased by $12.3 million, or 1.9%, during the nine months ended September 30, 2026, as compared to the prior year comparable period. Room revenues declined $7.4 million from the prior year comparable period, primarily due to a decline in ADR and hotel occupancy rate of 6.8% and 4.0%, respectively. Gaming revenues declined $3.0 million from the prior year comparable period, primarily due to declines in table game hold of 7.3%, table game drop of 1.2% and slot handle of 1.7%. Food & beverage revenues declined by $1.8 million from the prior year comparable period, primarily due to a decline in food covers of 1.5% and average guest check of 1.1%. Overall, the current year was impacted by continued softness in destination business, primarily at the Orleans, that began in the third quarter of 2025 and construction disruption at Suncoast from our casino modernization project at the property, both as discussed above.

Adjusted EBITDAR decreased by $4.7 million, or 5.1%, and $17.6 million, or 5.7%, during the three and nine months ended September 30, 2026, respectively, as compared to the prior year comparable periods, due primarily to the revenue declines, as discussed above. In addition, Adjusted EBITDAR decreased with food & beverage and hotel margin declines as reduced volumes and lower rates resulted in an increase of 4.9% in cost per guest served during the nine months ended September 30, 2026, as compared to the prior year comparable period, and a 6.8% increase in cost per room during the nine months ended September 30, 2026, as compared to the prior year comparable period.

Downtown Las Vegas

Total revenues decreased by $5.8 million, or 10.9%, during the three months ended September 30, 2026, as compared to the prior year comparable period, primarily driven by a $3.0 million decrease in gaming revenues as the segment experienced declines in slot handle of 11.3%, slot win of 9.3% table game hold of 10.9% and table game drop of 10.2%. In addition, food & beverage revenues declined $1.9 million as compared to the prior year comparable period, primarily due to an 18.5% decline in food covers. Similar to the Las Vegas Locals segment, Downtown Las Vegas was also negatively impacted by continued softness in destination business to Las Vegas. In addition, we focus our marketing programs in the Downtown Las Vegas segment on the Hawaiian market and during the three months ended September 30, 2026, Hawaiian visitation was impacted by four named storms around the Hawaiian Islands, including Hurricanes Lala and Lowell and Tropical Storms Moke and Nolo.

Total revenues decreased by $11.3 million, or 6.8%, during the nine months ended September 30, 2026, as compared to the prior year comparable period, primarily driven by a $7.1 million decrease in gaming revenues as the segment experienced declines in slot win of 7.1% and slot handle of 6.5%. In addition, food & beverage revenues declined $2.8 million as compared to the prior year comparable period, primarily due to a 10.4% decline in food covers. Overall visitation to Las Vegas and reduced Hawaiian visitation, most notably in the current quarter due to impacts from the four named storms, as discussed above, has continued to have an impact on the current year results.

Adjusted EBITDAR decreased by $3.3 million, or 20.3%, and $7.8 million, or 13.8%, during the three and nine months ended September 30, 2026, respectively, as compared to the prior year comparable periods, due primarily to the gaming revenues declines, driven by reduced visitation to Las Vegas, including Hawaiian visitation, as discussed above.

Midwest & South

Total revenues increased by $1.6 million, or 0.3%, during the three months ended September 30, 2026, as compared to the prior year comparable period, reflecting increases in all revenue categories. Room revenues were the largest driver of revenue growth and increased $0.6 million, which was attributable to increases in hotel occupancy rate of 4.7% and ADR of 2.0% over the prior year comparable period.

Total revenues increased by $39.0 million, or 2.5%, during the nine months ended September 30, 2026, as compared to the prior year comparable period, reflecting increases in all revenue categories. Gaming revenues were the largest driver and increased $30.3 million, over the prior year comparable period, which was attributable to increases in slot win of 2.7% and slot handle of 2.4%.

Adjusted EBITDAR was $201.6 million for both the three months ended September 30, 2026 and 2025. Adjusted EBITDAR increased by $16.8 million, or 2.9%, during the nine months ended September 30, 2026, as compared to the prior year comparable period, due primarily to the gaming revenue increase, as discussed above.

Online

Online segment revenues decreased $11.1 million, or 6.7%, during the three months ended September 30, 2026, compared to the prior year comparable period, primarily driven by a $17.5 million decrease in reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Partially offsetting this decline was a $6.3 million increase in revenue from Boyd Interactive's operations for the three months ended September 30, 2026, as compared to the prior year comparable period, which was driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations.

Online segment revenues decreased by $33.9 million, or 6.7%, during the nine months ended September 30, 2026, compared to the prior year comparable period, primarily due to a $28.9 million decrease in revenue from market access agreements primarily due to the termination of certain agreements and, in some instances, entry into certain new agreements at lower rates than those terminated, as discussed above, and a $19.2 million decrease in reimbursements of gaming taxes and other expenses paid on behalf of our online partners. Partially offsetting these declines was a $14.2 million increase in revenue from Boyd Interactive's operations for the nine months ended September 30, 2026, as compared to the prior year comparable period, which was driven by the Design Works acquisition on April 1, 2026 and organic growth from existing operations.

Adjusted EBITDAR increased $1.5 million during the three months ended September 30, 2026, compared to the prior year comparable period, and was driven by the Boyd Interactive revenue increase as discussed above.

Adjusted EBITDAR decreased $25.1 million during the nine months ended September 30, 2026, compared to the prior year comparable period, and was driven by the $28.9 million reduction in revenue from market access agreements for the nine months ended September 30, 2026, compared to the prior year comparable period, as there are minimal costs related to such agreements. Partially offsetting the market access agreement decline was Adjusted EBITDAR growth at Boyd Interactive, driven by the revenue increase discussed above.

Managed & Other

During the three and nine months ended September 30, 2026, Managed & Other revenues increased by $4.8 million and $10.8 million, respectively, and Adjusted EBITDAR increased by $3.5 million and $9.3 million, respectively, as compared to the corresponding periods of the prior year, primarily due to a $3.9 million and $9.7 million increase in Sky River Casino management fees for the three and nine months ended September 30, 2026, respectively, as compared to the prior year comparable periods.

Other Operating Costs and Expenses

The following costs and expenses, as presented in our condensed consolidated statements of operations, are further discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Selling, general and administrative	$105.4	$104.0	$326.2	$321.9
Master lease rent expense	29.0	28.6	86.4	85.2
Maintenance and utilities	41.1	40.5	115.3	114.5
Depreciation and amortization	91.3	73.7	277.4	212.0
Corporate expense	29.4	30.6	99.4	95.9
Project development, preopening and writedowns	(5.4)	4.0	30.3	5.2
Impairment of assets	—	65.1	—	97.4
Other operating items, net	1.0	1.9	4.3	5.4

Selling, General and Administrative

Selling, general and administrative expenses, as a percentage of revenues, remained consistent at 10.6% and 10.4% during the three months ended September 30, 2026 and 2025, respectively, and 10.8% and 10.6% during the nine months ended September 30, 2026 and 2025, respectively. We continue to focus on our disciplined operating model and targeted marketing approach.

Master Lease Rent Expense

Master lease rent expense represents rent expense incurred by four of our properties which are subject to two master lease agreements with a real estate investment trust. Master lease rent expense remained generally flat period over period at $29.0 million and $28.6 million during the three months ended September 30, 2026 and 2025, respectively, and $86.4 million and $85.2 million during the nine months ended September 30, 2026 and 2025, respectively.

Maintenance and Utilities

Maintenance and utilities expenses, as a percentage of revenues, remained consistent at 4.1% and 4.0% during the three months ended September 30, 2026 and 2025, respectively, and 3.8% during both the nine months ended September 30, 2026 and 2025.

Depreciation and Amortization

Depreciation and amortization expenses were $91.3 million and $73.7 million during the three months ended September 30, 2026 and 2025, respectively, and $277.4 million and $212.0 million during the nine months ended September 30, 2026 and 2025, respectively. The increase for the three and nine months ended September 30, 2026 as compared to the prior year comparable periods, was primarily attributable to completion of our meeting and convention space at Ameristar St. Charles in the third quarter of 2025, the opening of the transitional casino in Norfolk, Virginia in November 2025, the opening of Cadence Crossing in March 2026, investments in technology throughout 2025, and hotel room renovations and new food & beverage concepts at multiple properties during the latter half of 2025 and into the first half of 2026.

Corporate Expense

Corporate expense represents unallocated payroll, professional fees, charitable contributions, aircraft expenses and various other expenses that are not directly related to our casino, hotel and online operations, in addition to the corporate portion of share-based compensation expense. Corporate expense was 3.0% of revenues during both the three months ended September 30, 2026 and 2025, and 3.3% and 3.2% of revenues during the nine months ended September 30, 2026 and 2025, respectively.

Project Development, Preopening and Writedowns

Project development, preopening and writedowns represent: (i) certain costs incurred and recoveries realized related to the activities associated with various acquisition opportunities, strategic initiatives, dispositions and other business development activities in the ordinary course of business; (ii) certain costs of start-up activities that are expensed as incurred in our ongoing efforts to develop gaming activities in new jurisdictions and expenses related to other new business development activities that do not qualify as capital costs; (iii) realized losses arising from asset dispositions and asset disposal costs, including demolition costs; and (iv) realized gains arising from asset dispositions. Such costs are generally nonrecurring in nature and vary from period to period as the volume of underlying activities fluctuates. During the three months ended September 30, 2026, project development, preopening and writedowns included a $24.2 million gain on asset sales partially offset by $15.1 million of costs incurred related to demolition and asset writedowns and $3.7 million in preopening costs. During the three months ended September 30, 2025, project development, preopening and writedowns included $3.9 million in preopening costs, primarily driven by our Norfolk, Virginia project. During the nine months ended September 30, 2026, the Company incurred $39.8 million of costs related to demolition and asset writedowns and $11.3 million in preopening costs which were partially offset by a $20.9 million net gain on asset sales. During the nine months ended September 30, 2025, project development, preopening and writedowns included $6.5 million of preopening expenses and $1.2 million of asset writedowns partially offset by $2.5 million in insurance proceeds related to an asset disposition. During both the three and nine months ended September 30, 2026, the gain on asset sales was driven by the sale of land and the Sam's Town Shreveport sale. In addition, the elevated demolition and asset writedowns for both periods in the current year are driven by the demolition of Sam's Town Tunica, Jokers Wild and Eastside Cannery.

Impairment of Assets

During the three and nine months ended September 30, 2026, there were no asset impairment charges incurred. During the nine months ended September 30, 2025, as a result of our first quarter impairment review, the Company recorded a long-lived asset impairment charge of $32.3 million for property and equipment related to our Las Vegas Locals segment. In addition, as a result of our third quarter 2025 impairment review, the Company recorded long-lived asset impairment charges of $47.3 million for property and equipment related to our Midwest & South segment and $17.8 million for property and equipment related to our Las Vegas Locals segment.

Other Operating Items, net

Other operating items, net, is generally comprised of miscellaneous non-recurring operating charges, including severance payments to separated employees, natural disasters and severe weather impact, including hurricane and flood expenses, and subsequent recoveries of such costs, as applicable.

Other Expense (Income)

Interest Expense, net

The following table summarizes information with respect to our interest expense on outstanding indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Interest expense, net of capitalized interest and interest income	$32.5	$31.8	$89.3	$128.7
Average long-term debt balance (1)	2,682.7	2,470.6	2,454.9	3,136.5
Weighted average interest rates	4.8%	5.1%	4.8%	5.3%

(1) Average debt balance calculation does not include the related discounts or deferred finance charges.

Interest expense, net of capitalized interest and interest income, for the three months ended September 30, 2026, increased $0.8 million, or 2.4%, from the prior year comparable period and was primarily driven by an increase in the weighted average debt balance of $212.0 million and offset by an approximate 30-basis point decrease in the weighted average interest rate.

Interest expense, net of capitalized interest and interest income, for the nine months ended September 30, 2026, decreased $39.4 million, or 30.6%, from the prior year comparable period and was primarily driven by a decrease in the weighted average debt balance of $681.6 million and an approximate 50-basis point decrease in the weighted average interest rate. Interest expense, net of capitalized interest and interest income, and the weighted average debt balance for the current year were favorably impacted by the retirement in the third quarter of 2025 of $1,680.9 million of then outstanding debt under the Prior Credit Facility with the proceeds from the FanDuel Equity Sale, as discussed above.

Early Extinguishments and Modifications of Debt

As the borrowing capacity of the Revolving Credit Facility under the Credit Agreement equals or exceeds that under the Prior Credit Agreement and the lenders under the Credit Agreement are substantially similar to the lenders under the Prior Credit Agreement, we accounted for the Prior Credit Facility termination as a modification of debt in accordance with authoritative accounting guidance for debt extinguishments and debt modifications. As a result, $3.3 million of unamortized deferred finance charges related to the Prior Credit Agreement were added to the $16.3 million of deferred finance charges incurred under the Credit Agreement and are being amortized over the term of the Credit Agreement. The remaining $0.4 million of unamortized deferred finance charges corresponding to the percentage of lenders under the Prior Credit Agreement that did not continue to participate under the Credit Agreement is included in loss on early extinguishments and modifications of debt for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company incurred $1.4 million in loss on early extinguishments of debt related to the write-off of unamortized deferred finance charges associated with the full repayment of the senior secured term A loan under the Prior Credit Agreement. See "Liquidity and Capital Resources - Indebtedness" for further discussion and definitions for Prior Credit Facility, Prior Credit Agreement, Revolving Credit Facility and Credit Agreement.

Other, net

Included within Other, net for the three and nine months ended September 30, 2025, is the gain from the FanDuel Equity Sale.

Income Taxes

The effective tax rates during the nine months ended September 30, 2026 and 2025 were 23.8% and 22.3%, respectively. Our tax rate for the nine months ended September 30, 2026, was unfavorably impacted by state taxes, nondeductible compensation and company provided benefits, which were partially offset by excess tax benefits related to equity compensation and tax credits. Our tax rate for the nine months ended September 30, 2025, was unfavorably impacted by state taxes, and nondeductible compensation which were partially offset by excess tax benefits related to equity compensation and tax credits. During the nine months ended September 30, 2025, there was a one-time discrete charge related to the FanDuel Equity Sale which reduced our effective tax rate given specific state taxes that apply to the gain.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act. Certain provisions of the OBBBA such as the modification of limitation on business interest expense, 100% bonus depreciation and disallowance of business-related meals were included in our operating results for the nine months ended September 30, 2026 and 2025. Overall, these changes did not have a significant impact to our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

We generally operate with minimal or negative levels of working capital in order to minimize borrowings and related interest costs. At September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $297.2 million and $353.4 million, respectively. In addition, we held restricted cash balances of $6.9 million and $5.4 million at September 30, 2026 and December 31, 2025, respectively. Our working capital deficit at September 30, 2026 and December 31, 2025, was $962.7 million and $448.5 million, respectively. The increase in our working capital deficit from December 31, 2025 to September 30, 2026 is driven by the reclassification of $800.9 million of borrowings outstanding under our Credit Facility (see additional discussion below under Indebtedness) and partially offset by payments totaling $364.2 million during the nine months ended September 30, 2026 for transferable federal energy tax credits purchased in 2025, as discussed in Note 1, Summary of Significant Accounting Policies.

We believe that current cash balances together with the available borrowing capacity under our Credit Facility (as defined in Indebtedness below) and cash flows from operating activities will be sufficient to meet our liquidity and capital resource needs for the next twelve months, including our projected operating requirements and maintenance capital expenditures. See Indebtedness below for further detail regarding the current maturities classification of debt and funds available through our Credit Facility.

The Company may also seek to secure additional working capital, repay respective current debt maturities, or fund respective development projects, in whole or in part, through incremental bank financing and additional debt or equity offerings, to the extent such offerings are allowed under our debt agreements.

Cash Flows Summary

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Net cash provided by operating activities	$313.4	$701.4

Cash flows from investing activities
Capital expenditures	(456.0)	(439.9)
Advances made under note receivable	—	(31.8)
Proceeds from sale of investment	—	1,758.0
Proceeds from sale of assets, net of cash transferred	56.7	—
Cash paid for acquisitions, net of cash received	(46.8)	—
Cash paid for gaming license right	—	(41.7)
Other investing activities	(1.6)	(9.3)
Net cash (used in) provided by investing activities	(447.7)	1,235.3

Cash flows from financing activities
Net borrowings under credit facilities	625.9	(1,291.0)
Debt financing costs	(2.1)	—
Share-based compensation activities	(25.7)	(6.0)
Shares repurchased and retired	(475.0)	(593.0)
Dividends paid	(43.4)	(44.0)
Net cash provided by (used in) financing activities	79.7	(1,934.0)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	$(54.7)	$2.6

Cash Flows from Operating Activities

During the nine months ended September 30, 2026 and 2025, we generated operating cash flows of $313.4 million and $701.4 million, respectively. The decline in operating cash flows in the current year is primarily attributable to $364.2 million in payments for transferable federal energy tax credits during the nine months ended September 30, 2026 that were used primarily for federal tax obligations associated with the FanDuel Equity Sale.

Cash Flows from Investing Activities

Our industry is capital intensive, and we use cash flows for acquisitions, facility expansions, new facilities, investments in future development or business opportunities and maintenance capital expenditures.

During the nine months ended September 30, 2026, we had net cash outflows used in investing activities of $447.7 million comprised primarily of: (i) capital expenditures of $456.0 million, which related to our casino developments in Norfolk, Virginia and new Cadence Crossing casino, guestroom renovations, primarily at the Orleans, Suncoast casino modernization, slot machines, IT equipment and building projects at various properties; (ii) $46.8 million related to the Design Works acquisition; and partially offset by (iii) $56.7 million in proceeds from the sale of assets, net of cash transferred. During the nine months ended September 30, 2025, we incurred net cash inflows for investing activities of $1,235.3 million comprised primarily of: (i) $1,758.0 million of cash proceeds from the FanDuel Equity Sale; partially offset by cash outflows of (ii) capital expenditures of $439.9 million, primarily related to our various guest room remodels, meeting and convention space expansion at Ameristar St. Charles, casino development in Norfolk, Virginia and new Cadence Crossing casino, slot machines, land, IT equipment and building projects at various properties; (iii) cash paid for gaming license right of $41.7 million; and (iii) advances made under a note receivable of $31.8 million.

Cash Flows from Financing Activities

We rely on our financing cash flows to provide funding for investment opportunities, repayments of obligations, returning capital to shareholders and ongoing operations.

The net cash inflows from financing activities during the nine months ended September 30, 2026 are impacted by the net borrowings on the Credit Facility of $625.9 million. In the first quarter of 2026, the Company entered into an Amended and Restated Credit Agreement and used initial borrowings to retire amounts outstanding under the Prior Credit Facility and pay debt financing costs. During the nine months ended September 30, 2026, the Company borrowed $400.0 million under the Term A Loan Facility and incurred $240.2 million in net borrowings under the Revolving Credit Facility, both of which were primarily used to fund the transferable federal energy tax credit payments, as discussed above, and share repurchases. See 'Indebtedness' below for further discussion. The net borrowings of $625.9 million are partially offset by $475.0 million of share repurchases, $43.4 million of dividends paid and $25.7 million of share-based compensation activities. The net cash outflows from financing activities during the nine months ended September 30, 2025, was primarily driven by net payments under the Prior Credit Facility of $1,291.0 million. During the third quarter of 2025, the Company repaid amounts outstanding under the Prior Revolving Credit Facility and retired the senior secured term A loan under the Prior Credit Agreement with proceeds from the FanDuel Equity Sale. In addition, net cash outflows from financing activities for the nine months ended September 30, 2025 were impacted by $593.0 million in share repurchases and $44.0 million in dividends paid.

Indebtedness

The outstanding principal balances of long-term debt, before unamortized discounts and fees, and the changes in those balances are as follows:

	September 30,	December 31,	Increase
(In millions)	2026	2025	(Decrease)
Credit facility	$800.9	$—	$800.9
Prior credit facility	—	160.7	(160.7)
4.750% senior notes due 2027	1,000.0	1,000.0	—
4.750% senior notes due 2031	900.0	900.0	—
Total long-term debt	2,700.9	2,060.7	640.2
Less current maturities	800.9	—	800.9
Long-term debt, net	$1,900.0	$2,060.7	$(160.7)

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

The Credit Agreement provides for (i) a $1,450.0 million senior secured revolving credit facility (the "Revolving Credit Facility") and (ii) a $1,200.0 million senior secured term A loan delayed draw facility (the "Term A Loan Facility", and the loans thereunder, the "Term A Loans", and the Term A Loan Facility collectively with the Revolving Credit Facility, the "Credit Facility"). Term A Loans are available to be drawn until July 1, 2027 in up to a maximum of four borrowings, provided that, on February 1, 2026, the remaining borrowings available under the Term A Loan Facility were reduced by an amount equal to the greater of Term A Loans previously made and $400.0 million. As of September 30, 2026, and prior to February 1, 2026, the Company has made one borrowing totaling $400.0 million under the Term A Loan Facility. Proceeds from the Credit Agreement on the Closing Date were used to refinance all outstanding obligations under the Prior Credit Agreement, including amounts outstanding under the then existing $1,450.0 million senior secured revolving credit facility ("Prior Credit Facility") and to fund transaction costs in connection with the Credit Agreement. Additional borrowings under the Credit Agreement after the Closing Date may be used for working capital and other general corporate purposes.

The outstanding principal amounts under the Credit Facility as of September 30, 2026 and under the Prior Credit Agreement as of December 31, 2025 are comprised of the following:

	September 30,	December 31,
(In millions)	2026	2025
Revolving Credit Facility	$350.0	$135.0
Term A Loans	400.0	—
Swing Loan	50.9	25.7
Total outstanding principal amounts	$800.9	$160.7

With a total revolving credit commitment of $1,450.0 million available under the Revolving Credit Facility, $350.0 million and $50.9 million outstanding on the Revolving Credit Facility and the Swing Loan, respectively, and $14.2 million allocated to support various letters of credit, there was a remaining contractual availability under the Revolving Credit Facility of $1,034.9 million as of September 30, 2026. In addition, with $400.0 million drawn on the Term A Loan Facility, the Company had $800.0 million of contractual availability under the Term A Loan Facility as of September 30, 2026, and together with the Revolving Credit Facility, there was remaining contractual availability under the Credit Facility of $1,834.9 million as of September 30, 2026.

The Revolving Credit Facility and the Term A Loan Facility mature on the fifth anniversary of the Closing Date ("Maturity Date") or earlier upon the occurrence or non-occurrence of certain events, including a springing maturity on September 1, 2027 ("Springing Maturity Date") if the $1.0 billion aggregate principal amount of 4.750% Senior Notes due 2027 ("4.750% Senior Notes due 2027") have not been retired or refinanced with a maturity date that is 91 days after the Maturity Date.  As of September 30, 2026, the 4.750% Senior Notes due 2027 had not been retired or refinanced. As a result, the Credit Facility was subject to the September 1, 2027 springing maturity provision and all amounts outstanding under the Credit Facility were classified as current maturities of long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2026. The Company may refinance the 4.750% Senior Notes due 2027 to satisfy the refinancing condition. However, if needed, the Company may use borrowings under the Credit Facility to redeem the 4.750% Senior Notes due 2027 to satisfy the retirement condition. Based on the contractual availability under the Credit Facility as of September 30, 2026, the Company has the ability to retire the 4.750% Senior Notes due 2027 with amounts available under the Credit Facility and satisfy the springing maturity retirement condition. Upon refinancing the 4.750% Senior Notes due 2027 with indebtedness maturing at least 91 days after the Credit Facility’s stated Maturity Date or upon retirement of the 4.750% Senior Notes due 2027 with availability under the Credit Facility, the springing maturity provision will no longer apply and the Credit Facility’s maturity will revert to its stated Maturity Date.

The blended interest rate for outstanding borrowings at September 30, 2026 under the Credit Facility was 5.1% and at December 31, 2025 under the Prior Credit Facility was 5.3%.

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

Covenant Compliance

As of September 30, 2026, we were in compliance with the financial covenants of our debt instruments.

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

Summarized combined balance sheet information for the parent company and the Senior Notes Guarantors is as follows:

	September 30,	December 31,
(In millions)	2026	2025
Current assets	$419.7	$475.9
Noncurrent assets	13,204.0	12,793.5
Current liabilities	1,343.9	906.1
Noncurrent liabilities	2,824.5	2,977.8

Summarized combined results of operations for the parent company and the Senior Notes Guarantors is as follows:

Nine Months Ended
(In millions)	September 30, 2026
Revenues	$2,881.3
Operating income	1,066.7
Income before income taxes	980.6
Net income	870.0

Share Repurchase Program

On October 21, 2021, our Board of Directors authorized a share repurchase program of $300.0 million (the "Share Repurchase Program"). In addition, our Board of Directors authorized increases to the Share Repurchase Program of $500.0 million on each of June 1, 2022, May 4, 2023, May 9, 2024, December 5, 2024, July 17, 2025 and April 8, 2026. As of September 30, 2026, we were authorized to repurchase up to an additional $387.1 million in shares of our common stock under the Share Repurchase Program. We repurchased 2.0 million shares and 1.9 million shares during the three months ended September 30, 2026 and 2025, respectively, and 5.7 million shares and 7.8 million shares during the nine months ended September 30, 2026 and 2025, respectively.

Subject to applicable laws, repurchases under the Share Repurchase Program may be made at such times and in such amounts as we deem appropriate. We are subject to certain limitations regarding the repurchase of common stock, such as restricted payment limitations related to our outstanding Senior Notes and our Credit Facility. We are not obligated to repurchase any shares under the Share Repurchase Program, and purchases under the Share Repurchase Program can be discontinued at any time at our sole discretion. We intend to fund the repurchases under the Share Repurchase Program with existing cash resources, cash generated from operations and availability under our Credit Facility.

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

The dividends declared by the Board of Directors under this program are:

Declaration date	Record date	Payment date	Amount per share
December 5, 2024	December 16, 2024	January 15, 2025	0.17
February 20, 2025	March 17, 2025	April 15, 2025	0.18
May 8, 2025	June 16, 2025	July 15, 2025	0.18
August 12, 2025	September 15, 2025	October 15, 2025	0.18
December 4, 2025	December 15, 2025	January 15, 2026	0.18
February 19, 2026	March 16, 2026	April 15, 2026	0.20
May 7, 2026	June 15, 2026	July 15, 2026	0.20
August 13, 2026	September 15, 2026	October 15, 2026	0.20

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

Commitments

Capital Spending and Development

We currently estimate that our annual capital requirements to perform ongoing refurbishment and maintenance at our properties is approximately $250 million. In addition, we expect to spend an additional $75 million in 2026 for hotel renovation projects, primarily at the Orleans. We intend to fund our capital expenditures through cash on hand, our Credit Facility and operating cash flows.

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

Finally, we are expanding our portfolio with a $750 million resort development in Norfolk, Virginia. We opened a modest transitional casino in November 2025 and plan to open the resort, featuring a 65,000 square-foot casino, a 200-room hotel, eight food and beverage outlets and other amenities, in November 2027. We expect to spend $275 million on this project in 2026.

During the nine months ended September 30, 2026, the Company spent approximately $456 million of the total estimated $650 million of capital spend expected in 2026.

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

Additional projects may require us to make substantial investments or may cause us to incur substantial costs related to the investigation and pursuit of such opportunities, which we may fund through cash flow from operations or availability under our Credit Facility. To the extent such sources of funds are not sufficient, we may also seek to raise additional funds through public or private equity or debt financings or from other sources to the extent such financing is available and permissible under our debt agreements.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates described under Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

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

As of September 30, 2026, our long-term variable-rate borrowings represented approximately 29.7% of total long-term debt. Based on September 30, 2026 debt levels, a 100-basis point change in the interest rate would cause our annual interest costs on variable-rate borrowings to change by approximately $8.0 million. We believe there have been no other material changes in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses share repurchases that we have made pursuant to our share repurchase program during the three months ended September 30, 2026.

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as Part	That May Yet
	of Shares	Price Paid	of a Publicly	Be Purchased
Period	Purchased (1)	Per Share	Announced Plan	Under the Plan
July 1, 2026 through July 31, 2026	588,547	$87.80	588,547	$499,398,693
August 1, 2026 through August 31, 2026	1,025,252	82.11	1,025,252	415,212,863
September 1, 2026 through September 30, 2026	361,606	77.66	361,606	387,130,415
Total	1,975,405	$82.99	1,975,405	387,130,415

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

Item 5.       Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended  September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for each of the quarters within the nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

Filed electronically herewith.

104	Inline XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2026.

BOYD GAMING CORPORATION

By:	/s/ Lori M. Nelson
Lori M. Nelson
Senior Vice President Financial Operations and Reporting,
Chief Accounting Officer and Authorized Signatory